Form 10-Q
period 1997-09-27
AURORA FOODS INC
filed 1997-11-12
CIK 1033523

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1997

                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               ___________      __________

                        Commission file number 33-24715



                               AURORA FOODS INC.
             (Exact Name of Registrant as Specified in Its Charter)



          DELAWARE                                        13-3921934
_______________________________________________________________________________
(State or Other Jurisdiction of               (IRS Employer Identification No.)
Incorporation or Organization)


                        445 Hutchinson Avenue, Suite 960
                               Columbus, OH 43235
                    (Address of Principal Executive Office)

                                 (614) 436-8600
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes        No  X
                                       _____    _____

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                                                              Shares Outstanding
                                                              September 27, 1997

Common stock, no par value                                                 1,000

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               AURORA FOODS INC.
                           (Formerly MBW Foods Inc.)
                                 BALANCE SHEETS
                             (dollars in thousands)

                                                                     September 27,         December 31,
                                                                         1997                 1996
                                                                      ----------            ---------
ASSETS                                                                (unaudited)           (audited)

Current assets:
     Cash and cash equivalents                                          $   4,341           $   8,666
     Accounts receivable,
        net of allowance of $89                                            12,091                   -
     Accounts receivable - other (Note 3)                                   8,324                 480
     Inventories (Note 4)                                                   4,442               1,182
     Prepaid expenses                                                          85                   9
     Current deferred tax asset                                               729                   -
                                                                        ---------           ---------
                Total current assets                                       30,012              10,337

Property, plant and equipment, net                                         14,828               5,206
Goodwill and other intangible assets,  net                                316,040             111,358
Other assets                                                               13,829               3,995
                                                                        ---------           ---------
                Total assets                                            $ 374,709           $ 130,896
                                                                        =========           =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Current portion of term debt                                       $   3,250           $  95,000
     Senior secured revolving debt facility                                47,000                   -
     Accounts payable                                                       6,030                   -
     Accrued liabilities                                                   12,183               2,736
                                                                       ----------           ---------
                Total current liabilities                                  68,463              97,736

Senior secured term debt                                                   36,750                   -
Senior subordinated notes, gross of  premium                              202,460                   -
Other liabilities                                                           1,082                   -
Deferred tax liability - non-current                                        2,046                   -
                                                                       ----------           ---------
                Total liabilities                                         310,801              97,736
                                                                       ----------           ---------
Stockholder's equity:
     Common stock, no par value                                                 -                   -
     Paid in capital                                                       61,640              33,160
     Retained earnings                                                      2,268                   -
                                                                       ----------           ---------
                Total stockholder's equity                                 63,908              33,160
                                                                       ----------           ---------
                Total liabilities and stockholder's equity             $  374,709           $ 130,896
                                                                       ==========           =========

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                           (Fomerly MBW Foods Inc.)
                            STATEMENTS OF OPERATIONS
                             (dollars in thousands)
                                  (unaudited)



                                                                        Company          |       Predecessor
                                                                   -----------------------------------------------
                                                                                Three Months Ended
                                                                   -----------------------------------------------
                                                                   September 27, 1997    |     September 30, 1996
                                                                   --------------------  | -----------------------
                                                                                         |
Net sales                                                            $  49,125           |           $  23,033
Cost of goods sold                                                      15,229           |               7,552
                                                                     ---------           |           ---------
          Gross profit                                                  33,896           |              15,481
                                                                     ---------           |           ---------
Brokerage, distribution and marketing expenses:                                          |
          Brokerage and distribution                                     5,701           |               2,601
          Trade promotions                                               8,734           |               4,380
          Consumer marketing                                             4,889           |               2,662
                                                                     ---------           |           ---------
Total brokerage, distribution and  marketing expenses                   19,324           |               9,643
                                                                     ---------           |           ---------
                                                                                         |
Amortization of goodwill and other intangibles                           2,170           |                   -
Selling, general and administrative expenses                             1,250           |               1,493
Other expenses                                                              17           |                   -
Transition related costs (Note 5)                                          989           |                   -
                                                                     ---------           |           ---------
Total operating expenses                                                23,750           |              11,136
                                                                     ---------           |           ---------
          Operating income                                              10,146           |               4,345
                                                                                         |
Interest income                                                             (5)          |                   -
Interest expense                                                         6,624           |                   -
Amortization of deferred financing expense                                 293           |                   -
Other bank and financing expenses                                           29           |                   -
                                                                     ---------           |           ---------
          Income before income taxes                                     3,205           |               4,345
                                                                                         |
Income tax expense                                                       1,282           |               1,673
                                                                     ---------           |           ---------
          Net income                                                 $   1,923           |            $  2,672
                                                                     =========           |            ========



                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                           (Formerly MBW Foods Inc.)
                            STATEMENTS OF OPERATIONS
                             (dollars in thousands)
                                  (unaudited)




                                          Company      |  Predecessor
                                     --------------------------------------
                                                Nine Months Ended
                                     --------------------------------------
                                     September 27, 1997  September 30, 1996
                                     -----------------  -------------------
                                                       |
Net sales                              $   92,016      |  $  67,540
Cost of goods sold                         29,500      |     21,346
                                           ------      |     ------
                Gross profit               62,516      |     46,194
                                           ------      |     ------
Brokerage, distribution and marketing                  |
 expenses:                                             |
          Brokerage and distribution       10,400      |      7,377
          Trade promotions                 15,807      |     13,076
          Consumer marketing                9,256      |      8,802
                                           ------      |     ------
Total brokerage, distribution and                      |
 marketing expenses                        35,463      |     29,255
                                           ------      |     ------
                                                       |
Amortization of goodwill and other                     |
 intangibles                                3,828      |          -
Selling, general and administrative                    |
 expenses                                   3,577      |      4,869
Other expenses                                 17      |          -
Transition related costs (Note 5)           1,313      |          -
                                           ------      |     ------
Total operating expenses                   44,198      |     34,124
                                           ------      |     ------
                                                       |
                Operating income           18,318      |     12,070
                                                       |
Interest income                               (86)     |          -
Interest expense                           11,800      |          -
Amortization of deferred financing                     |
 expense                                    2,771      |          -
Other bank and financing expenses              53      |          -
                                           ------      |     ------
           Income before income taxes       3,780      |     12,070
                                                       |
                                                       |
Income tax expense                          1,512      |      4,647
                                           ------      |     ------
                                                       |
           Net income                   $   2,268      |  $   7,423
                                           ======      |     ======

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                           (Formerly MBW Foods Inc.)
                 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
          OPERATING PERIOD JANUARY 1, 1997 THROUGH SEPTEMBER 27, 1997
                            (dollars in thousands)
                                  (unaudited)





                                   Common   Paid in   Retained
                                   Shares   Capital   Earnings    Total
                                   ------   -------   --------    -----
Balance at December 31, 1996        1,000   $33,160    $    -    $33,160
Capital contribution                    -    28,605         -     28,605
Officer promissory notes                -      (125)        -       (125)
Net income                              -         -     2,268      2,268
                                    -----   -------    ------    -------
Balance at September 27, 1997       1,000   $61,640    $2,268    $63,908
                                    =====   =======    ======    =======


                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                           (Formerly MBW Foods Inc.)
                            STATEMENT OF CASH FLOWS
                     NINE MONTHS ENDED SEPTEMBER 27, 1997
                            (dollars in thousands)
                                  (unaudited)

Cash flows from operating activities:
     Net income                                                                     $   2,268
     Adjustments to reconcile net income to cash provided by operating activities:
          Depreciation and amortization                                                 7,180
          Deferred income taxes                                                         1,317
          Change in assets and liabilities, net of effects of businesses acquired:
               (Increase) in accounts receivable                                      (19,935)
               Decrease in inventories                                                  5,435
               (Increase) in prepaid expenses                                             (76)
               Increase in accounts payable                                             6,030
               Increase in accrued liabilities                                          9,447
                                                                                    ---------
Net cash provided by operating activities                                              11,666
                                                                                    ---------
Cash flows from investing activities:
          Additions to property, plant and equipment                                   (2,793)
          Changes to other assets and other liabilities                                   441
          Payment for acquisition of business                                        (224,655)
                                                                                    ---------
Net cash used in investing activities                                                (227,007)
                                                                                    ---------
Cash flows from financing activities:
          Proceeds from long term borrowings                                           90,000
          Proceeds from senior subordinated notes                                     202,500
          Payment of borrowings                                                       (98,000)
          Capital contributions from Holdings, net of officer promissory notes         28,480
          Debt issuance and equity offering costs                                     (11,964)
                                                                                    ---------
Net cash provided by financing                                                        211,016
 activities                                                                         ---------

(Decrease) in cash and cash equivalents                                                (4,325)

Cash and cash equivalents, beginning of period                                          8,666
                                                                                    ---------

Cash and cash equivalents, end of period                                            $   4,341
                                                                                    =========


                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                           (Formerly MBW Foods Inc.)
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

Basis of Presentation

The interim financial statements of Aurora Foods Inc. (the "Company," formerly MBW Foods Inc.), included herein, have not been audited by independent accountants. The statements include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the financial position and operating results of the Company for the periods presented. Operating results during the prior year periods of Conopco, Inc., a subsidiary of Unilever United States, Inc. (together, the "Predecessor"), include certain reclassifications to conform with the Company's presentation. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year.

The prior owners did not operate the Company's Predecessor as a separate division, and, accordingly, it is not practicable to present a statement of cash flows during the Predecessor period. The Company was granted a waiver by the Securities and Exchange Commission with respect to the presentation of these cash flows.

For further information, reference should be made to the financial statements for the fiscal year ended December 31, 1996 and the notes thereto included in the Company's Registration Statement on the Form S-4 on file at the Securities and Exchange Commission.

NOTE 2 - ACQUISITIONS

On December 31, 1996, Aurora Foods Inc. acquired substantially all of the assets of the Mrs. Butterworth's(R) syrup and pancake business (the "Business") from the Predecessor. The Company acquired the inventories, manufacturing equipment, and certain intangible assets of the Business for a purchase price of $114.1 million. The acquisition was financed by (i) an equity capital contribution from Aurora Foods Holdings, Inc. ("Holdings") of approximately $33.7 million,
(ii) term loans of $15.0 million and revolving loans of $30.0 million borrowed under a $60.0 million senior secured credit facility, and (iii) loans of $50.0 million borrowed under a senior subordinated credit facility. On February 10, 1997, the senior subordinated credit facility of $50.0 million and the senior secured facilities of $15.0 million of term loans and $30.0 million of revolving loans were repaid with proceeds from a $100.0 million senior subordinated note offering.

On July 1, 1997, the Company acquired substantially all of the assets of the Log Cabin(R) syrup business from Kraft Foods, Inc. ("Kraft") for $222.0 million.
The assets acquired include inventories, certain manufacturing equipment and certain intangible assets. The acquisition was financed by (i) an equity capital contribution from Holdings of approximately $28.5 million, (ii) term loans of $40.0 million and revolving loans of $47.0 million borrowed under the senior secured credit facility, and (iii) proceeds of $102.5 million received in an additional senior subordinated note offering.

The acquisitions have been accounted for using the purchase method and, accordingly, the results of operations are included in the Statements of Operations from the dates of acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair market value and the excess costs over net tangible assets are being amortized over the estimated useful lives of the related intangible assets.

Had the two acquisitions taken place January 1, 1996, the results for the quarter ended September 27, 1997 would not have been significantly different from those reflected in the Statements of Operations as the Log Cabin(R) syrup business was acquired at the beginning of the September quarter. The unaudited pro forma net sales and income before income taxes for the quarter ended September 30, 1996 would have been $51,061,000 and $2,784,000, respectively. The unaudited pro forma net sales and income before income taxes for the nine months ended September 27, 1997 would have been $143,238,000 and $9,138,000, respectively, and for the nine months ended September 30, 1996 would have been $147,076,000 and $2,540,000, respectively.

NOTE 3 - ACCOUNTS RECEIVABLE - OTHER

Accounts Receivable - Other consist of the following (in thousands):

                 September 28, 1997    December 31, 1996
                 ------------------    -----------------
        Conopco      $    275           $    480
        Kraft           7,981                  -
        Other              68                  -
                        -----                ---
                     $  8,324           $    480
                        =====                ===

The balances due from Conopco and Kraft are comprised of accounts receivable collected by them on behalf of the Company.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories consist of the following (in thousands):


                              September 27, 1997    December 31, 1996
                              ------------------    -----------------

       Raw materials          $       291             $         -
       Packaging                      677                     250
       Finished goods               3,474                     932
                                    -----                   -----
                              $     4,442             $     1,182
                                    =====                   =====

NOTE 5 - TRANSITION RELATED COSTS

Transition related costs consist of what management believes are one-time costs incurred to establish operations and integrate the businesses acquired, including relocation expenses, recruiting fees, broker conversions and orientations, sales training, systems conversion, and other unique transitional expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Registrant's Registration Statement on the Form S-4 for the period ended December 31, 1996.

A. The following tables set forth, for the periods indicated, the percentage which the items in the Statement of Operations bear to net sales and the percentage change of such items compared to the indicated prior period. The Statement of Operations columns for the three months ended and nine months ended September 30, 1996 show results of the Predecessor's operation without any pro forma adjustments.

COMPARATIVE RESULTS: THREE MONTHS ENDED SEPTEMBER 27, 1997 (unaudited)


                                                      Company               Predecessor
                                                 ------------------------------------------   Period to
                                                            Three Months Ended                  Period
                                                 ------------------------------------------    Increase
                                                 September 27, 1997      September 30, 1996   (Decrease)
                                                 ------------------      ------------------   ----------
                                                  ($000)                   ($000)
Net sales                                       $ 49,125     100.0 %     $ 23,033    100.0 %    113.3 %
Cost of goods sold                                15,229      31.0          7,552     32.8      101.7
                                                --------     -----       --------    -----
      Gross profit                                33,896      69.0         15,481     67.2      119.0
                                                --------     -----       --------    -----

Brokerage, distribution and
   marketing expenses:
Brokerage and distribution                         5,701      11.6          2,601     11.3      119.2
Trade promotions                                   8,734      17.8          4,380     19.0       99.4
Consumer marketing                                 4,889       9.9          2,662     11.6       83.7
                                                --------     -----       --------    -----
Total brokerage, distribution
   marketing expenses                             19,324      39.3          9,643     41.9      100.4
                                                --------     -----       --------    -----
Amortization of goodwill
   and other intangibles                           2,170       4.4              -      0.0        0.0
Selling, general and
   administrative expenses                         1,250       2.6          1,493      6.4      (16.3)
Other expenses                                        17       0.0              -      0.0        0.0
Transition related costs                             989       2.0              -      0.0        0.0
                                                --------     -----       --------    -----
Total operating expenses                          23,750      48.3         11,136     48.3      113.3
                                                --------     -----       --------    -----

      Operating income                            10,146      20.7          4,345     18.9      133.5

Interest income                                       (5)      0.0              -      0.0        0.0
Interest expense                                   6,624      13.5              -      0.0        0.0
Amortization of deferred
   financing expense                                 293       0.6              -      0.0        0.0
Other bank and financing
   expenses                                           29       0.1              -      0.0        0.0
                                                --------     -----       --------    -----
      Income before income
            taxes                                  3,205       6.5          4,345     18.9      (26.2)

Income tax expense                                 1,282       2.6          1,673      7.3      (23.4)
                                                --------     -----       --------    -----

      Net income                                $  1,923       3.9 %     $  2,672     11.6 %   (28.0) %
                                                ========     =====       ========    =====

                             RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 27, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

Net Sales. Net sales for the quarter increased $26.1 million versus the prior year to $49.1 million. The increase was due to the acquisition of Log Cabin, which provided $26.1 million in net sales. Net dollar sales for Mrs. Butterworth's were flat for the quarter at $23.0 million. However, case volume for Mrs. Butterworth's increased 3.2% for the quarter to 1.04 million standard cases as a result of stronger execution of off-season promotions in July and August.

Syrup sales increased $26.5 million to $46.7 million in the quarter from $20.2 million in the 1996 period. The Log Cabin acquisition accounted for $26.1 million of the increase and Mrs. Butterworth's grew by $0.4 million, or 2.2%. Syrup case volume for Mrs. Butterworth's increased 7.0% to 884,000 standard cases in the quarter from 826,000 in the 1996 period. The increase in syrup volume was attributable to increases in the Company's Original brand, gallon sized products and foodservice business.

Pancake mix sales of $2.4 million decreased 14.4% in the quarter as compared to the 1996 period and pancake mix volume was down 14.7% to 152,000 standard cases. This decrease was primarily the result of an inventory build up at the retail shelf that occured in the first half of 1997.

Gross Profit. Gross profit was 69.0% of net sales for the 1997 period as compared to 67.2% in 1996. The increase in gross margin was primarily due to lower raw material costs for corn syrup, which is a principal ingredient in syrup products.

Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses for the 1997 period were 39.3% of net sales, which were comparable to the 1996 level of 41.9%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $1.3 million were $0.2 million lower than the same period in 1996. The favorable variance was due to lower overhead spending associated with the Company's stand-alone structure as compared to amounts allocated to the business during the Predecessor period.

Transition Related Costs. Transition related costs consist of what management believes to be one-time costs incurred to establish operations of the businesses acquired, including recruiting fees, relocation expenses, broker conversions and orientations, sales training, systems conversion, and other unique transitional expenses.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles of $2.2 million was attributable to the acquisitions of Mrs. Butterworth's on December 31, 1996 and Log Cabin on July 1, 1997.

Operating Income. Operating income of 20.7% of net sales increased from the prior year level of 18.9%. The higher operating income margin profit was due primarily to lower brokerage and distribution costs and lower selling, general and administrative expenses.

Interest Expense and Amortization of Deferred Financing Expense. The aggregate of interest expense and amortization of deferred financing expense was $6.9 million. The expenses were related to the financing of the acquisitions as described in Note 2 to the financial statements. The Predecessor did not separately allocate these respective costs to the Business.

Provision for Income Taxes. The Company anticipates a combined federal and state tax rate of approximately 40%.

     COMPARATIVE RESULTS: NINE MONTHS ENDED SEPTEMBER 27, 1997 (unaudited)

                                                             Company                        Predecessor
                                                  ---------------------------------------------------------------
                                                                            Nine Months Ended                         Period to
                                                  ---------------------------------------------------------------      Period
                                                                                                                      Increase
                                                         September 27, 1997                 September 30, 1996       (Decrease)
                                                  -------------------------------       -------------------------    -----------
                                                         ($000)                                  ($000)

Net sales                                               $ 92,016       100.0 %            $ 67,540       100.0 %         36.2 %
Cost of goods sold                                        29,500        32.1                21,346        31.6           38.2
                                                        --------       -----              --------       -----
      Gross profit                                        62,516        67.9                46,194        68.4           35.3
                                                        --------       -----              --------       -----

Brokerage, distribution and
  marketing expenses:
Brokerage and distribution                                10,400        11.3                 7,377        10.9           41.0
Trade promotions                                          15,807        17.2                13,076        19.4           20.9
Consumer marketing                                         9,256        10.1                 8,802        13.0            5.2
                                                        --------       -----              --------       -----
Total brokerage, distribution
   and marketing expenses                                 35,463        38.6                29,255        43.3           21.2
                                                        --------       -----              --------       -----

Amortization of goodwill
   and other intangibles                                   3,828         4.1                     -         0.0            0.0
Selling, general and
   administrative expenses                                 3,577         3.9                 4,869         7.2          (26.5)
Other expenses                                                17         0.0                     -         0.0            0.0
Transition related costs                                   1,313         1.4                     -         0.0            0.0
                                                        --------       -----              --------       -----
Total operating expenses                                  44,198        48.0                34,124        50.5           29.5
                                                        --------       -----              --------       -----

      Operating income                                    18,318        19.9                12,070        17.9           51.8

Interest income                                              (86)        0.0                     -         0.0            0.0
Interest expense                                          11,800        12.8                     -         0.0            0.0
Amortization of deferred
   financing expense                                       2,771         3.0                     -         0.0            0.0
Other bank and financing
   expenses                                                   53         0.0                     -         0.0            0.0
                                                        --------       -----              --------       -----

      Income before income
            taxes                                          3,780         4.1                12,070        17.9          (68.7)

Income tax expense                                         1,512         1.6                 4,647         6.9          (67.5)
                                                        --------       -----              --------       -----

      Net income                                        $  2,268         2.5 %            $  7,423        11.0 %        (69.5) %
                                                        ========       =====              ========       =====

                             RESULTS OF OPERATIONS


NINE MONTHS ENDED SEPTEMBER 27, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996.


Net Sales. Net sales for the period increased $24.5 million versus the prior year to $92.0 million. The increase was due primarily to the acquisition of Log Cabin(R), which provided $26.1 million in net sales. Net dollar sales for Mrs. Butterworth's decreased 2.4% to $65.9 million for the nine months ended September 27, 1997 from $67.5 million for the nine months ended September 30, 1996, while case volume was up 3.4% at 2.97 million standard cases. Net dollar sales declined on Mrs. Butterworth's due to the everyday low cost or value pricing strategy adopted by the Predecessor in May 1996. The value pricing strategy has benefited the brand through higher volumes and lower trade promotion expenses.

Syrup sales increased $24.7 million to $84.7 million in the 1997 period from $60.0 million in the 1996 period. This increase was due to the Log Cabin(R) acquisition, which contributed sales of $26.1 million during the period. Mrs. Butterworth's syrup dollar sales decreased $1.4 million to $58.6 million in the period. However, Mrs. Butterworth's syrup case volume increased 4.7% to 2.51 million standard cases in the 1997 period from 2.40 million standard cases in the 1996 period. The increase in syrup volume was attributable to increases in the Company's Original brand and foodservice products, which were partially offset by decreases in sales of the Country Best Recipe and Lite brands.

Pancake mix sales of $7.3 million in the 1997 period decreased by 3.1% as compared to the 1996 period.

Gross Profit. Gross profit was 67.9% of net sales for the 1997 period as compared to 68.4% for the 1996 period. The decrease in gross margin was primarily due to the value pricing strategy deployed in 1996. Increased sales of lower gross margin foodservice and gallon sized syrup also contributed to the decline.

Brokerage, Distribution and Marketing Expenses. Brokerage, distribution, and marketing expenses for the 1997 period were 38.6% of net sales, which were 4.7 margin points below the 1996 level of 43.3%. The favorable variance was due primarily to lower trade promotions in the 1997 period as a result of the value pricing strategy as well as a reduction in high value in-ad coupons used in the 1996 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $3.6 million for the 1997 period were $1.3 million less than the $4.9 million of expense incurred in the 1996 period. The favorable variance was due to lower overhead spending associated with the Company's stand-alone structure as compared to amounts allocated to the business during the Predecessor period.

Transition Related Costs. Transition related costs consist of what management believes to be one-time costs incurred to establish operations of the businesses acquired, including recruiting fees, relocation expenses, broker conversions and orientations, sales training, systems conversion, and other unique transitional expenses.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles of $3.8 million was attributable to the acquisitions of Mrs. Butterworth's(R) on December 31, 1996 and Log Cabin(R) on July 1, 1997.

Operating Income. Operating income improved to 19.9% of net sales in the 1997 period as compared to 17.9% in the 1996 period. The improvement in the operating income margin was primarily due to lower marketing expenses and lower selling, general, and administrative expenses.

Interest Expense and Amortization of Deferred Financing Expense. The aggregate of interest expense and amortization of deferred financing expense was $14.6 million. The expenses were related to the financing of the acquisitions as described in Note 2. The Predecessor did not separately allocate these respective costs to the Business.

Provision for Income Taxes. The Company anticipates a combined federal and state tax rate of approximately 40%.

                        LIQUIDITY AND CAPITAL RESOURCES


For the nine months ended September 27, 1997, cash provided by operations was $11.7 million. Net income before non-cash charges provided $10.8 million of cash and the net change in working capital provided $0.9 million of cash. During the nine month period, the Company spent $660,000 on computer equipment and furniture and fixtures related to establishing a corporate headquarters and infrastructure required to support the Company, and $2.1 million in capital expenditures related to relocating and installing the acquired manufacturing equipment at the co-packer's production facility. At September 27, 1997, the Company had $4.3 million of cash and cash equivalents.

The Company's primary sources of liquidity are cash from operations and borrowings under a $60.0 million revolving debt facility. The available borrowing capacity under the revolving debt facility of $13.0 million, combined with cash provided by operations, will provide the Company with sufficient cash to fund operations as well as to meet existing obligations.

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      Exhibit
      Number                          Exhibit
      ------                          -------

      2.1 Asset purchase agreement dated as of December 18, 1996, by and between MBW Foods Inc. (as successor-in-interest to MBW Acquisition Corp.) and Conopco, Inc., as amended (incorporated by reference to Exhibit 2.1 to the Company's Form S-4 filed on August 21, 1997 (the "S-4")).

      2.2 Asset purchase agreement dated as of May 7, 1997 by and between the Company and Kraft Foods, Inc. (incorporated by reference to Exhibit 2.2 to the S-4).

      3.1 Certificate of Incorporation of the Company, with amendments thereto (incorporated by reference to Exhibit 3.1 to the S-4).

      3.2 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the S-4).

      4.1 Indenture dated as of February 10, 1997, by and between the Company and Wilmington Trust Company (the "Indenture") (incorporated by reference to Exhibit 4.1 to the S-4 .

      4.2 Specimen Certificate of 9-7/8% Series A Senior Subordinated Note due 2007 (included in Exhibit 4.1 hereto).

      4.3 Specimen Certificate of 9-7/8% Series B Senior Subordinated Note due 2007 (included in Exhibit 4.1 hereto).

      4.4 Form of Note Guarantee to be issued by future subsidiaries of the Company pursuant to the Series A Indenture (incorporated by reference to Exhibit 4.4 to the S-4).

      4.6 Indenture dated as of July 1, 1997 by and between the Company and Wilmington Trust Company (the "Series C Indenture") (incorporated by reference to Exhibit 4.6 to the S-4).

      4.7 Specimen Certificate of 9-7/8% Series D Senior Subordinated Note due 2007 (included in Exhibit 4.6 hereto).

      4.8 Form of Note Guarantee to be issued by future subsidiaries of the Company pursuant to the Series C Indenture (incorporated by reference to Exhibit 4.8 to the S-4).

      4.9 Certificate of Incorporation of the Company, with amendments thereto (see Exhibit 3.1).

      5.0     Amended and Restated By-laws of the Company (see Exhibit 3.2).

     10.1 Management Services Agreement, dated as of December 31, 1996, by and between the Company and Dartford Partnership L.L.C. (incorporated by reference to Exhibit 10.1 to the S-4).

     10.2 Advisory Services Agreement, dated as of December 31, 1996, by and between the Company and MDC Management Company III, L.P. (incorporated by reference to Exhibit 10.2 to the S-4).

     10.3 Agreement dated as of December 31, 1996, by and between MBW Foods Inc. and Fenway Partners, Inc. (incorporated by reference to
              Exhibit 10.3 to the S-4).

     10.4 Amended and Restated Credit Agreement, dated as of July 1, 1997, by and among the Company, Aurora Holdings Inc., as Guarantor, the Lenders listed therein, The Chase Manhattan Bank, as Administrative Agent, Chase Securities Inc., as Arranging
              Agent, and Exhibits thereto (incorporated by reference to Exhibit
              10.4 to the S-4).

     10.5 Employment Agreement, dated as of December 31, 1996, by and between the Company and Thomas J. Ferraro (incorporated by reference to Exhibit 10.5 to the S-4).

     10.6 Employment Agreement, dated as of December 31, 1996, by and between the Company and C. Gary Willett (incorporated by reference to Exhibit 10.6 to the S-4).

     10.7 Co-Pack Agreement, dated as of December 31, 1996, by and between the Company and Van den Bergh Foods Company (incorporated by reference to Exhibit 10.7 to the S-4).

     10.8 Flavor Supply Agreement, dated as of December 31, 1996, by and between the Company and Quest International Flavors & Food Ingredients Company (incorporated by reference to Exhibit 10.8 to the S-4).

     10.9 Transition Services Agreement, dated as of December 31, 1996, by and between the Company and Conopco, Inc. (incorporated by reference to Exhibit 10.9 to the S-4).

     10.10 Shared Technology Licensing Agreement, dated as of December 31, 1996, by and between the Company and Conopco, Inc. (incorporated by reference to Exhibit 10.10 to the S-4).

     10.11 Amended & Restated Limited Liability Company Agreement of MBW Investors LLC, dated as of December 31, 1996 (incorporated by reference to Exhibit 10.11 to the S-4).

     10.12 Employment Agreement, dated as of January 20, 1997, by and between the Company and Alan Mintz (incorporated by reference to Exhibit
              10.12 to the S-4).

     10.13 Transitional Co-Pack Agreement, dated as of July 1, 1997, by and between the Company and Kraft Foods, Inc. (incorporated by reference to Exhibit 10.13 to the S-4).

     10.14 Transition Services Agreement, dated as of July 1, 1997, by and between the Company and Kraft Foods, Inc. (incorporated by reference to Exhibit 10.14 to the S-4).

     10.15 Excluded Business Co-Pack Agreement, dated as of July 1, 1997, by and between the Company and Kraft Foods, Inc. (incorporated by reference to Exhibit 10.15 to the S-4).

     10.16 Red Wing Co-Pack Agreement, dated as of June 9, 1997 by and between the Company and The Red Wing Company, Inc. (incorporated by reference to Exhibit 10.16 to the S-4).

     27.1 Financial Data Schedule for the period ended September 27, 1997, submitted to the Securities and Exchange Commission in electronic format.



     (b)  Reports on Form 8-K

          None.
                                      19

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AURORA FOODS INC.

DATED  November 11, 1997       BY:   /s/ Dirk Grizzle
     ----------------------       ----------------------------
                                         Dirk Grizzle
                                  Chief Financial Officer and
                                 Vice President, Administration
                                   and duly authorized officer