Form 10-K405
period 1997-12-27
AURORA FOODS INC
filed 1998-03-27
CIK 1033523

================================================================================
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                  (Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the fiscal year ended December 27, 1997

                                      OR

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
      For the transition period from _______________ to ________________

                        Commission file number 33-24715

                               AURORA FOODS INC.
            (Exact Name of Registrant as Specified in Its Charter)


             DELAWARE                               13-3921934
             --------                               ----------
  (State or Other Jurisdiction of                  (IRS Employer
  Incorporation or Organization)                 Identification No.)


                       445 Hutchinson Avenue, Suite 960
                              Columbus, OH  43235
          (Address of Principal Executive Office, Including Zip Code)

                                (614) 436-8600
             (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class              Name of Each Exchange on Which Registered
  -----------------------          -----------------------------------------
  None
  -----------------------          -----------------------------------------

  Securities registered pursuant to Section 12(g) of the Act
  None                          (Title of Class)
  ----------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [_]       No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of Affiliate in Rule 405.) Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                                                            Shares Outstanding
                                                                 March 1, 1998
Common stock, $0.01 par value                                            1,000

--------------------------------------------------------------------------------
================================================================================

PART I
------

ITEM 1: BUSINESS
----------------

Business History
----------------

On December 31, 1996, Aurora Foods Inc. (the "Company") acquired substantially all of the assets of the Mrs. Butterworth's(R) syrup and pancake business ("MBW") from a subsidiary of Unilever United States, Inc. ("Conopco" or the "Predecessor"). The Company acquired the inventories, manufacturing equipment, and certain intangible assets of MBW for a purchase price of approximately $114.1 million. The acquisition was financed by (i) a net capital contribution from Aurora Foods Holdings Inc. ("Holdings") of approximately $33.2 million,
(ii) term loans of $15.0 million and revolving loans of $30.0 million borrowed under a $60.0 million senior secured debt facility, and (iii) loans of $50.0 million borrowed under a senior subordinated debt facility. On February 10, 1997, the senior subordinated facility of $50.0 million and the senior secured facilities of $15.0 million of term loans and $30.0 million of revolving loans were repaid with proceeds from a $100.0 million senior subordinated note offering. Holdings is wholly owned by MBW Investors LLC, a Delaware limited liability company ("MBW LLC").

On July 1, 1997, the Company acquired substantially all of the assets of the Log Cabin(R) syrup business ("LC") from Kraft Foods, Inc. ("Kraft") for approximately $222.0 million. The assets acquired included inventories, certain manufacturing equipment and certain intangible assets. The acquisition was financed by (i) a capital contribution from Holdings of approximately $28.6 million, (ii) term loans of $40.0 million and revolving loans of $47.0 million borrowed under the senior secured debt facility, and (iii) proceeds of $102.5 million received in an additional senior subordinated note offering.

On January 16, 1998, subsequent to the Company's fiscal year end, the Company acquired all of the assets of the Duncan Hines(R) retail baking mix business (the "Duncan Hines Business") from Procter & Gamble Company ("P&G"). The assets acquired by the Company include (i) Duncan Hines(R) and associated trademarks,
(ii) substantially all of the equipment for the manufacture of Duncan Hines products currently located in P&G's Jackson, Tennessee facility, (iii) proprietary formulations for Duncan Hines(R) products, (iv) other product specifications and customer lists and (v) rights under certain contracts, licenses, purchase orders and other arrangements and permits. The Company intends to use the acquired assets in its operations of the Duncan Hines Business. The purchase price of approximately $445.0 million was based on an arm's length negotiation between the Company and P&G.

The Company financed the Duncan Hines Business acquisition and related costs with a capital contribution by Holdings of $93.8 million and with additional senior secured bank borrowings totaling approximately $373.0 million. The additional senior secured bank debt was incurred under the Company's Second Amended and Restated Credit Agreement dated as of January 16, 1998 (the "Second Amended and Restated Credit Agreement").

Products and Markets
--------------------

The Company seeks to acquire established, well-recognized national dry grocery brands which have been undermarketed and undermanaged in recent years and have become non-core businesses to their corporate parents. The Company's objective is to renew the growth of its brands by giving them the focus, strategic direction, marketing resources and dedicated sales and marketing organization they have lacked in recent years.

[LOGO OF MRS. BUTTERWORTH'S]     [LOGO OF LOG CABIN]      [LOGO OF DUNCAN HINES]

Each of the Company's three primary brands (including Duncan Hines) is a leading national brand with significant market shares and strong consumer awareness. Mrs. Butterworth(R) syrup was originally introduced in 1960 and is well known for its unique buttery flavor and distinctive grandmother-shaped bottle. The brand enjoys 100% aided brand awareness among syrup consumers. MBW products include both regular and lite syrup and pancake mix. A reformulated lite syrup product was introduced in the fourth quarter of 1997.

The heritage of the Log Cabin(R) brand dates back to 1888. The Company markets and sells the Log Cabin(R) and Country Kitchen(R) brands of syrup. Log Cabin (R) is a premium priced syrup that enjoys a strong consumer awareness. Country Kitchen(R), introduced in 1954, is positioned to target the economy segment of the syrup category by providing a lower cost alternative for price conscious consumers. Log Cabin Lite(R) was introduced in 1985 and competes in the low calorie segment of the market.

The Duncan Hines brand has been a household name for more than 40 years. The Duncan Hines brand commands 92% brand awareness among consumers. Products marketed under the Duncan Hines brand name include cake mixes, brownie mixes, ready to spread frostings, and muffin and cookie mixes.

The Company's products are sold nationwide to supermarkets and other retail channels. The Company sells its products through a network of food brokers to wholesale and retail grocery accounts. The products are distributed either directly to the customer or through independent wholesalers.

The Company also sells its syrup products in the foodservice distribution channel through a foodservice distributor. Customers include military bases, restaurant chains and business/industry.

Industry
--------

The Company's brands compete in markets which are generally stable and growing. Over the past five years, the syrup category has grown at a steady rate, averaging 1% to 3% per year.

Baking mixes account for approximately 9% of the sweet baked goods market, one of the largest food categories in the U.S. with over $12.0 billion in annual sales. According to industry reports, sales in the sweet baked goods industry grew at a compound annual growth rate of 3% over the last four years, from $11.0 billion in 1992 to $12.2 billion in 1996. Four products, layer cake, frosting, brownie and muffin mixes, account for more than 90% of U.S. baking mix sales volume. The remaining 10% is comprised of several smaller product segments such as specialty cake, dessert bar and cookie mixes.

Financial Information About Industry Segments
---------------------------------------------

The Company only competes in the dry grocery products segment of the food industry. Accordingly, no separate industry segment information is provided.

Trademarks
----------

The Company owns a number of registered trademarks in the United States, Canada and Puerto Rico. The Company's principal trademarks are Mrs. Butterworth's(R), Log Cabin(R), Country Kitchen(R), Wigwam(R), and Duncan Hines(R). The Company's trademarks are among its most valuable assets as it pursues its strategy of building brands.

Competition
-----------

The syrup category is composed of three major segments: regular table syrup, lite table syrup, and pure maple/specialty flavored syrup. During 1997, regular table syrup made up approximately 59% of the category, while lite and pure maple/specialty flavored accounted for approximately 27% and 14%, respectively. The various brands within the syrup category compete both on price and consumer positioning. The "premium" brands in the syrup category are Mrs. Butterworth's(R), Log Cabin(R) and Aunt Jemima(R). These three brands account for approximately 53% of overall syrup dollar market share. During 1997, Log Cabin, Aunt Jemima and Mrs. Butterworth's branded syrups ranked number one, two and three, respectively, in net sales.

Four major manufacturers produce over 90% of total baking mix products sold in the U.S. (the Company, General Mills (Betty Crocker(R), Gold Medal(R)), Grand Metropolitan (Pillsbury(R)) and Chelsea Mills (Jiffy(R))). During 1997, Betty Crocker(R), Duncan Hines(R) and Pillsbury (R) baking mix products ranked number one, two and three, respectively, in net sales.

Production
----------

The Company does not own any manufacturing facilities. However, the Company owns certain machinery and equipment, which are or will be located at the manufacturing facilities of its contract manufacturer partners. Such machinery and equipment is used in the production of its products. The Company has entered into long-term co-pack agreements for the production of its syrup products and is in the process of finalizing a long term co-pack agreement for the production of its baking mix products.

The Company's syrup products are produced by a third party manufacturer at four manufacturing facilities and its baking mix products will be produced at two manufacturing facilities upon the completion of the transition from P&G. The syrup co-pack agreements have terms of five years with an automatic renewal for one year unless cancelled by either party. Currently under the Duncan Hines Transitional Services and Supply Agreements, P&G will manufacture and distribute Duncan Hines' products for the Company for a period ranging from 6 to 15 months from the Duncan Hines Business acquisition closing date. Once the Company has executed definitive long-term co-pack arrangements for its baking mix products, the Company intends to transition the Duncan Hines manufacturing assets from P&G's Jackson plant to production facilities owned or leased by the contract manufacturers.

Quality Control
---------------

Quality control processes at the production facilities where the Company's products are contract manufactured emphasize applied research and technical services directed at quality control and product improvement.

The Company's products and the facilities where the products are manufactured are subject to various laws and regulations administered by the Federal Food and Drug Administration, the United States Department of Agriculture, and other federal, state, and local governmental agencies relating to the quality of products, safety and sanitation. The Company believes that it complies with such laws and regulations in all material respects.

Customers
---------

The Company;s business is not dependent upon a single customer or a small number of customers, the loss of whom would have a material adverse effect on the Company's operations.

Seasonality
-----------

The Company does not experience any material effects of seasonality in its business.

Raw Materials and Supplies
--------------------------

The principal raw materials used by the Company are corn syrup, flour, sugar, shortening, and paper and plastic for packaging materials. All such materials and supplies are available from numerous independent suppliers. The Company's objective is to procure ingredients through its contract manufacturer partners, which meet both the Company's production needs and its quality standards, while at the lowest aggregate cost to the Company.

Research and Development
------------------------

The Company's primary research and development department is located at its corporate office in Columbus, Ohio. The department is responsible for nearly all of the food research and product development for the Company. The Company's research and development resources are focused on new product development, product enhancement, process design and improvement, packaging and exploratory research in new business areas.

Employees
---------
As of March 1, 1998, the Company had a total of 46 employees.

ITEM 2:  PROPERTIES
-------------------

The Company owns manufacturing equipment that is subject to security interests granted to the Company's senior lenders under the Second Amended and Restated Credit Facility. The equipment is located or will be located in the future at the manufacturing facilities of its contract manufacturer partners.

All of the Company's equipment is generally in good physical condition, is well maintained, and is suitable for the manufacture of the particular product line for which it is used. The Company's equipment generally operates with some available capacity.

The Company leases its approximately 10,000 square foot headquarters office in Columbus, Ohio pursuant to a lease that will expire during fiscal year 2002.

ITEM 3: LEGAL PROCEEDINGS
-------------------------

The Company is subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation would not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not applicable.

PART II
-------

ITEM 5: MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

There is no established public trading market for the Company's common stock. All of its issued and outstanding shares of common stock are owned by Holdings. No cash dividends have been declared since the incorporation of the Company. The Company is restricted under the Second Amended and Restated Credit Agreement from declaring dividends, with certain limited exceptions, including for payment of Holdings' and MBW LLC's taxes and to pay Holdings' and MBW LLC's fees and expenses in connection with acquisitions.

ITEM 6: SELECTED FINANCIAL DATA
-------------------------------

The selected financial data presented below, as of December 27, 1997 and for the year ended December 27, 1997, is derived from the Company's audited financial statements. The selected financial data of the Predecessor for the years ended December 31, 1996, 1995, and 1994 is derived from the audited Statements of Operations of the Predecessor. The selected financial data should be read in conjunction with the Company's financial statements and the Predecessor's Statements of Operations and notes thereto, included in Item 14.

                               Aurora Foods, Inc.                         Predecessor
                        ------------------------------       --------------------------------------
                                 Year ended
(dollars in thousands)       December 27, 1997                  1996           1995        1994
                           ---------------------------       -----------    -----------  ----------
Net sales                         $143,020                     $89,541        $91,302      $96,729
Gross profit                        97,291                      60,586         63,559       66,799
Operating income                    23,398                      17,186         17,185       14,100
Net (loss) income                    1,235                      10,570         10,569        8,671
Total assets (1)                   372,739                          --             --           --
Total debt (1)                     279,919                          --             --           --

(1) Total assets and total debt for the years ended December 31, 1996, 1995, and 1994 are not available. The Predecessor did not operate MBW as a separate division or business entity and therefore maintained debt and certain other components of assets and liabilities on a consolidated basis. See Note 1 to the Notes to Financial Statements of Mrs. Butterworth's Business (a Component of CONOPCO, Inc.) contained in Item 14.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the financial statements and notes to the financial statements. Unless otherwise noted, fiscal years in this discussion refer to the Company's December-ending fiscal years.

Results of Operations
---------------------

The following table sets forth for the periods indicated the percentage which the items in the Statements of Operations bear to net sales and the percentage change of such items compared to the indicated prior period. Certain amounts from prior years have been reclassified to conform to the Company's current year presentation. The Statement of Operations columns for the years ended December 31, 1996 and 1995 are that of the Predecessor.

Statements of Operations
------------------------

                                        Aurora Foods Inc.                    Predecessor
                                        -----------------------------------------------------------------    Increase   Increase
                                                                  Years ended                               (Decrease) (Decrease)
                                        -----------------------------------------------------------------     1996 to   1995 to
(dollars in thousands)                  December 27, 1997      December 31, 1996        December 31, 1995      1997     1996
                                        -----------------      -----------------        -----------------      -----   -----

Net sales                               $143,020   100.0%      $91,581 (1) 100.0%       $93,382 (1) 100.0%      56.2%   (1.9)%
Cost of goods sold                        45,729    32.0        28,955      31.6         27,743      29.7       57.9     4.4
                                        --------   -----       -------     -----        -------     -----      -----   -----
        Gross profit                      97,291    68.0        62,626      68.4         65,639      70.3       55.4    (4.6)
                                        --------   -----       -------     -----        -------     -----      -----   -----
Brokerage, distribution and
   marketing expenses:
        Brokerage and distribution        17,096    12.0        10,180 (1)  11.1          9,663 (1)  10.3       67.9     5.4
        Trade promotions                  26,075    18.2        17,672      19.3         19,380      20.8       47.5    (8.8)
        Consumer marketing                15,142    10.6        10,835      11.8         13,291      14.2       39.8   (18.5)
                                        --------   -----       -------     -----        -------     -----      -----   -----
Total brokerage, distribution and
   marketing expenses                     58,313    40.8        38,687      42.2         42,334      45.3       50.7    (8.6)

Amortization of goodwill and
   other intangibles                       5,938     4.1             -         -              -         -        0.0     0.0
Selling, general and administrative
   expenses                                5,229     3.6         6,753       7.4          6,120       6.6      (22.6)   10.3
Incentive compensation expense             2,300     1.6             -         -              -         -        0.0     0.0
Transition related costs                   2,113     1.5             -         -              -         -        0.0     0.0
                                        --------   -----       -------     -----        -------     -----      -----   -----
        Total operating expenses          73,893    51.6        45,440      49.6         48,454      51.9       62.6    (6.2)
                                        --------   -----       -------     -----        -------     -----      -----   -----

        Operating income                  23,398    16.4        17,186      18.8         17,185      18.4       36.1     0.0

Interest income                             (151)   (0.1)            -         -              -         -        0.0     0.0
Interest expense                          18,393    12.9             -         -              -         -        0.0     0.0
Amortization of deferred
   financing expense                       3,059     2.1             -         -              -         -        0.0     0.0
Other bank and financing
   expenses                                   83     0.1             -         -              -         -        0.0     0.0
                                        --------   -----       -------     -----        -------     -----      -----   -----

        Income before
          income taxes                     2,014     1.4        17,186      18.8         17,185      18.4      (88.3)    0.0
Income tax provision                         779     0.5         6,616       7.2          6,616       7.1      (88.2)    0.0
                                        --------   -----       -------     -----        -------     -----      -----   -----

        Net income                      $  1,235     0.9%      $10,570      11.6%       $10,569      11.3%     (88.3)%   0.0%
                                        ========   =====       =======     =====        =======     =====      =====   =====

(1) Cash discounts of the Predecessor for the years ended December 31, 1996 and 1995 have been reclassified from net sales to brokerage and distribution expenses to provide consistency with the Company's presentation and accounting policy and to facilitate comparison between periods.

   Year Ended December 27, 1997 Compared to the Year Ended December 31, 1996

Net Sales. Net sales for the period increased $51.4 million versus the prior year to $143.0 million. The increase was due primarily to the acquisition of LC, which added $50.4 million in net sales. Net dollar sales for MBW increased 1.0% to $92.6 million for the year ended December 27, 1997 from $91.6 million for the 1996 period, while case volume increased 5.4% to 4.14 million standard cases.

Syrup sales increased $52.1 million to $133.2 million in 1997 from $81.1 million in 1996. The increase was due primarily to the LC acquisition, which added $50.4 million in sales during 1997. MBW syrup dollar sales increased $1.7 million, or 2.1%, to $82.8 million in 1997. MBW syrup case volume increased 7.6% to 3.52 million standard cases in 1997 from 3.27 million standard cases in 1996. The percentage increase in MBW syrup case volume exceeded the percentage increase in dollar sales because the Predecessor adopted a value pricing strategy in mid-1996, which lowered the list cost on 90% of its retail syrup volume by 10%. The increase in syrup volume was attributable to increases in the Company's Mrs. Butterworth's Original(R) brand and foodservice and club products. The volume increase was partially offset by a decrease in sales of Mrs. Butterworth's Country Best Recipe(R) and Mrs. Butterworth's Lite(R) brands.

Pancake mix sales of $9.8 million in 1997 were down by $0.7 million as compared to the 1996 period, and pancake mix volume decreased 7.0% to 611,000 standard cases. The overall pancake mix category was down approximately 4% in 1997 from the prior year.

Gross Profit. Gross profit as a percentage of net sales was 68.0% for the 1997 period as compared to 68.4% for the 1996 period. The gross margin percentage in the 1996 period was impacted by the value pricing strategy implemented in mid-year 1996. The change to value pricing caused net revenues and gross profits to be reduced in 1997 relative to the prior year, which only included a partial year impact of value pricing.

Brokerage, Distribution, and Marketing Expenses. Brokerage, distribution, and marketing expenses for 1997 were 40.8% of net sales as compared to 42.2% for 1996. The improvement was due to lower trade promotions in 1997 as a result of the value pricing strategy as well as a reduction in high value in-ad coupons compared to 1996.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles of $5.9 million was attributable to amortization of goodwill associated with the acquisitions of MBW on December 31, 1996 and LC on July 1, 1997.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $5.2 million for 1997 were $1.6 million less than the $6.8 million of expense incurred for 1996. The favorable variance was due to lower overhead spending associated with the Company's stand-alone structure as compared to amounts allocated to MBW during the Predecessor's ownership period.

Transition Related Costs. Transition related costs consist of one-time costs incurred to establish the Company's operations and integrate the acquired businesses, including relocation expenses, recruiting fees, sales support and other unique transitional expenses.

Operating Income. Operating income as a percentage of net sales was 16.4% for 1997 as compared to 18.8% for 1996. The decrease in the Company's operating profit margin was primarily due to amortization of goodwill and other intangibles (4.1%), incentive compensation expense (1.6%) and transition related expenses (1.5%), which were not incurred under the Predecessor's ownership. Excluding the impact of these expenses, the operating margin increased to 23.6% of net sales, because trade promotions, consumer marketing and selling, general and administrative expenses were lower than the prior year as a percentage of net sales. Overall, operating income increased $6.2 million, or 36.1%, to $23.4 million as compared to $17.2 million in 1996.

Interest Expense and Amortization of Deferred Financing Expense. Net interest expense and amortization of deferred financing expense was $21.3 million in 1997. These expenses were related to the financing of the acquired businesses. The Predecessor did not separately allocate these respective costs to MBW.

Income Tax Provision. The Company has a combined federal and state tax rate of approximately 38.7% in 1997 as compared to the Predecessor's effective rate in 1996 of 38.5%.

Net Income. Net income was $1.2 million in 1997, which was $9.3 million lower than the prior year. The decline in net income was attributable to the interest expense, financing and goodwill expenses incurred during 1997.

     Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Net Sales. Net sales declined 1.9% to $91.6 million for the year ended December 31, 1996 as compared to $93.4 million for the year ended December 31, 1995. Sales volume increased 2.7% to 94.7 million pounds in 1996 from 92.2 million pounds in 1995.

Syrup sales decreased $1.8 million to $81.1 million in 1996 from $82.9 million in 1995. Syrup volume increased 3.4% to 78.6 million pounds in 1996 from 76.0 million pounds in 1995. In May 1996, the Predecessor adopted a value pricing strategy to position its brand as the best value among the three national syrup brands. This value pricing strategy has benefited the brand through higher volumes and savings on consumer marketing expenses, but resulted in a net decrease in syrup dollar sales in 1996.

Pancake mix sales remained constant at $10.5 million in 1996, the same as in 1995. Pancake mix volume was flat at 16.1 million pounds in 1996, which was the same volume achieved in 1995.

Gross Profit. Gross profit as a percentage of net sales was 68.4% for the year ended December 31, 1996, as compared to 70.3% for the year ended December 31, 1995. The decrease in the gross profit margin was primarily due to lower list prices related to the Predecessor's value pricing strategy.

Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses for 1996 were 42.2% as a percentage of net sales as compared to 45.3% for 1995. The favorable variance was the result of lower trade promotion and consumer marketing expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $6.8 million for 1996 were $0.7 million more than expenses of $6.1 million in 1995.

Operating Income. Operating income as a percentage of net sales improved to 18.8% for the year ended December 31, 1996 as compared to 18.4% for the year ended December 31, 1995. The operating margin improvement was primarily the result of a reduction in consumer marketing expense as a percentage of net sales to 11.8% in 1996 from 14.2% in 1995 due to a reduction in costly buy-one-get-one-free promotions.

Interest Expense and Amortization of Deferred Financing Expense. The Predecessor did not allocate interest expense or amortization of deferred financing expense to MBW.

Income Tax Provision. The provision for income taxes of $6.6 million in 1996 represented an effective tax rate of 38.5%, the same rate as in 1995.

Net Income. Net income was $10.6 million in 1995 and 1996 due to the factors discussed above.

                        Liquidity and Capital Resources

For the year ended December 27, 1997, cash provided by operations was $23.0 million. Net income before depreciation and amortization provided cash of $11.2 million. Current assets, excluding cash, increased $24.0 million and current liabilities, excluding current maturities of debt, increased $21.1 million. At December 31, 1996, all items of working capital were recorded on the books of the Predecessor pursuant to the Transition Services Agreement with Conopco. The Company received a monthly cash amount from the Predecessor in settlement for the operational activity during each month. Upon termination of the Transition Services Agreement in July 1997, the Company's balance sheet incorporated all items of working capital and accordingly, the Company experienced a substantial increase in current assets and current liabilities.

Net cash used in investing activities was $229.2 million in 1997. In addition to the acquisition of LC, the Company spent $2.4 million in 1997 for capital expenditures and $0.8 million on software to establish a computer system for the Company. The capital expenditures were incurred to relocate and install acquired manufacturing equipment at the contract manufacturers' production facilities. The Company expects to spend approximately $10.7 million on capital expenditures in 1998. The Company anticipates that these expenditures will be funded from internal cash flow.

During 1997, cash of $202.2 million was provided by financing activities. The Company received $202.5 million from issuances of senior subordinated notes and $90.0 million from borrowings under the senior secured term debt and senior secured revolving debt facilities under the Second Amended and Restated Credit Agreement. In addition, the Company received a capital contribution from Holdings in the amount of $28.5 million. The proceeds from the notes and debt facilities were used to repay senior secured debt and a senior subordinated note, together totaling $95.0 million, existing from the acquisition of MBW on December 31, 1996 and to fund the acquisition of LC.

At December 27, 1997, the Company had $4.7 million of cash and cash equivalents and an unused commitment of $22.5 million on its revolving debt facility. The Company's primary sources of liquidity are cash flows from operations and available borrowings under its $60.0 million revolving debt facility. Management believes the available borrowing capacity combined with cash provided by operations will provide the Company with sufficient cash to fund operations as well as to meet existing obligations.

Other Information
-----------------

On January 16, 1998, subsequent to the Company's fiscal year end, the Company acquired all the assets of the Duncan Hines Business from P&G. The assets acquired by the Company include (i) the Duncan Hines(R) and associated trademarks, (ii) substantially all of the equipment for the manufacture of Duncan Hines products currently located in P&G's Jackson, Tennessee facility,
(iii) proprietary formulations for Duncan Hines products, (iv) other product specifications and customer lists and (v) rights under certain contracts, licenses purchase orders and other arrangements and permits. The Company intends to use the acquired assets in its operations of the Duncan Hines Business. The purchase price was approximately $445.0 million and was based on an arm's length negotiations between the Company and P&G.

The Company financed the acquisition of the Duncan Hines Business and related costs with a capital contribution by Holdings of $93.8 million and with additional senior secured bank borrowings totaling approximately $373.0 million. The additional senior secured bank debt was incurred under the Company's Second Amended and Restated Credit Agreement.

Impact of New Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS 130 will not have any impact on the financial position or results of operations of the Company.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS 131 will not have any impact on the financial position or results of operations of the Company.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

Reference is made to Item 14.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.

PART III
--------

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------------------------------

The names, ages and positions of all directors and executive officers of Aurora Foods Inc., as of March 1, 1998, are listed below, followed by a brief account of their business experience for at least the past five years. Directors and officers serve in their positions until their resignation or removal. Officers serve at the pleasure of the Board of Directors.

Name                     Age   Position(s)
----                     ---   -----------
Ian R. Wilson             68   Chairman of the Board of Directors
Thomas J. Ferraro         50   President and Director
Ray Chung                 49   Executive Vice President and Director
James B. Ardrey           39   Executive Vice President and Director
C. Gary Willett           43   Executive Vice President
M. Laurie Cummings        34   Vice President and Secretary
Alan Mintz                55   Vice President - Sales
Dirk C. Grizzle           35   Chief Financial Officer
David E. De Leeuw         53   Director
Charles Ayres             38   Director
Tyler T. Zachem           32   Director
Peter Lamm                46   Director
Richard C. Dresdale       40   Director

Ian R. Wilson - Chairman of the Board of Directors

Mr. Wilson is the managing partner of Dartford Partnership, LLC ("Dartford"), a private investment partnership focused on the food and beverage industries. Mr. Wilson was formerly Chairman and Chief Executive Officer of Windmill Corporation ("Windmill"), a leading specialty miller and supplier of branded consumer products which he founded in March 1989. Mr. Wilson was also formerly Chairman and Chief Executive Officer of Wyndham Foods, Inc. ("Wyndham"), a major cookie company he founded in 1985 and positioned as the leading popular priced cookie company in the United States. From 1983 to 1984, Mr. Wilson was the Chairman and Chief Executive Officer of Castle & Cooke (Dole), an international food and real estate concern. Prior to Castle & Cooke, Mr. Wilson spent 25 years with The Coca-Cola Company, initially in South Africa, where he was Plant Manager of Johannesburg and later Vice President - Area Manager for Southern Africa, and also served in a series of international operating management positions. Ultimately, Mr. Wilson served as Vice Chairman of The Coca-Cola Company and President of the Pacific Group. Mr. Wilson's past and present service as a director includes membership on the boards of Novell, Inc., Revlon, Inc., Crown Zellerbach Corporation, Castle & Cooke, Inc., Wilson Bottling Corporation, Golden State Foods, Windy Hill Pet Food Company, Inc. and Van de Kamp's, Inc.

Thomas J. Ferraro - President and Director

Prior to joining the Company in December 1996, Mr. Ferraro served as President of Campfire, Inc. (which recently merged with International Home Foods, Inc.), from September 1994 to June 1996. Prior to joining Campfire, Inc., he was Vice President of Sales for the Niche Grocery division of Borden, Inc. from 1991 to 1994. Mr. Ferraro's experience with niche grocery products extends back to his early career with RJR Nabisco, Inc. and Drackett Products, a division of Bristol-Meyers Squibb Company, where he held a variety of marketing and sales positions.

Ray Chung - Executive Vice President and Director

Mr. Chung is a partner in Dartford. Mr. Chung has previously served as a Director, Executive Vice President and Chief Financial Officer of Windmill from 1989 to 1995 and as a Director, Executive Vice President and Chief Financial Officer of Wyndham from 1985 to 1990. From May 1984 to September 1985, Mr. Chung served as Vice President - Finance for the Kendall Company (Colgate-Palmolive). Between 1981 and 1984, Mr. Chung served as Vice President - Finance for Riviana Foods, Inc. Mr. Chung is an Executive Vice President and a Director of Windy Hill Pet Food Company, Inc. and an Executive Vice President of Van de Kamp's, Inc.

James B. Ardrey - Executive Vice President and Director

Mr. Ardrey is a partner in Dartford. From January 1993 to February 1995, Mr. Ardrey was a consultant to Windmill, conducting its divestiture program. Over the period 1984 to 1992, Mr. Ardrey was an investment banker with Paine Webber Incorporated, serving as Managing Director from 1990 to 1992. Prior to joining Paine Webber, Mr. Ardrey was a consultant with Booz, Allen & Hamilton. Mr. Ardrey is also an Executive Vice President and a Director of Van de Kamp's, Inc. and an Executive Vice President of the Windy Hill Pet Food Company, Inc.

C. Gary Willett - Executive Vice President

Prior to joining the Company in December 1996, Mr. Willett served as Executive Vice President/General Manager of Campfire, Inc. (which recently merged into International Home Foods, Inc.), from August 1995 to September 1996. Prior to Campfire Inc., Mr. Willett spent 12 years with Borden, Inc. from June 1983 to August 1995 in a series of marketing and general management positions, most recently as Vice President/General Manager of Elmer's. Before joining Borden, Inc., Mr. Willett spent six years with The Kellogg Company in various marketing and sales positions.

M. Laurie Cummings - Vice President and Secretary

Ms. Cummings is a partner in Dartford. Ms. Cummings was Vice President, Controller and Treasurer of Windmill from 1989 to 1995. Between 1987 and 1990, Ms. Cummings was the Controller and Assistant Treasurer of Wyndham. Ms. Cummings currently serves as Vice President of Windy Hill Pet Food Company, Inc. and Van de Kamp's, Inc.

Alan Mintz - Vice President - Sales

Prior to joining the Company in January 1997, Mr. Mintz spent twelve years with Borden, Inc. from July 1985 to January 1997, as General Manager of the BAMA foods division and as the Area Vice President of the Signature Foods division. Prior to joining Borden, Inc., Mr. Mintz held various sales positions at General Foods Corp. from August 1967 to June 1985.

Dirk C. Grizzle - Chief Financial Officer

Prior to joining the Company in July 1997, Mr. Grizzle served as Vice President of Finance at the BISYS Group, Inc. from August 1995 to June 1997. From November 1992 to August 1995, Mr. Grizzle served as Controller, Treasurer and Secretary for Bell Atlantic International, Inc. From 1984 to 1992, Mr. Grizzle served in a series of positions with KPMG Peat Marwick, most recently as Senior Manager in KPMG's International Services practice in London, England.

David E. De Leeuw - Director

Mr. De Leeuw is a managing general partner of MDC Management Company III L.P., which is the general partner of McCown De Leeuw & Co. III, L.P. and McCown De Leeuw & Co. III (Europe), L.P., a managing general partner of MDC Management Company IIIA, L.P., which is the general partner of McCown De Leeuw & Co. III
(Asia), L.P., a managing general partner of MDC Management Company IV, L.P., which is the general partner of McCown De Leeuw & Co. IV, L.P., a member of Gamma Fund, LLC and a member of Delta Fund LLC. Prior to founding McCown De Leeuw & Co. with George E. McCown in 1984, Mr. De Leeuw was Manager of the Leveraged Acquisition Unit and Vice President in the Capital Markets Group at Citibank, N.A. Mr. De Leeuw also worked with W.R. Grace & Co. where he was Assistant Treasurer and Manager of Corporate Finance. Mr. De Leeuw began his career as an investment banker with Paine Webber Incorporated. He currently serves as a director of Vans, Inc., AmeriComm Holdings Inc., Nimbus CD International, Inc., American Residential Investment Trust and Outsourcing Solutions Inc.

Charles Ayres - Director

Mr. Ayres is a general partner of MDC Management Company III, L.P., which is the general partner of McCown De Leeuw & Co. III, L.P. and McCown De Leeuw & Co. III (Europe), L.P., a general partner of MDC Management Company IIIA, L.P., which is the general partner of McCown De Leeuw & Co. III (Asia), L.P., a general partner of MDC Management Company IV, L.P., which is the general partner of McCown De Leeuw & Co. IV, L.P., a member of Gamma Fund LLC and a member of Delta Fund LLC. Mr. Ayres has been associated with McCown & De Leeuw & Co. since 1991. Prior to joining McCown De Leeuw & Co., Mr. Ayres was a founding partner of HMA Investments, Inc., a private investment firm focused on middle market management buyouts. Mr. Ayres began his career as an investment banker with Lazard & Freres & Co. He currently serves as a director of Nimbus CD International, Inc., Tiara Motorcoach Corporation and Papa Gino's, Inc.

Tyler T. Zachem - Director

Mr. Zachem is a principal of MDC Management Company III, L.P., which is the general partner of McCown De Leeuw & Co. III, L.P., and McCown De Leeuw & Co. III (Europe), L.P., principal of MDC Management Company IIIA, L.P., which is the general partner of McCown De Leeuw & Co. III (Asia), L.P. and a principal of MDC Management Company IV, L.P., which is the general partner of McCown De Leeuw & Co. IV, L.P. Mr. Zachem has been associated with McCown De Leeuw & Co. since July 1993. Mr. Zachem previously worked as a consultant with McKinsey & Co. and as an investment banker with McDonald & Company. He currently serves as a director of Outsourcing Solutions Inc., RSP Manufacturing Corporation, The Brown Schools, Inc. and Papa Gino's Inc.

Peter Lamm - Director

Mr. Lamm is President of Fenway Partners Management, Inc., the management company for Fenway, a New York based direct investment firm for institutional investors with a primary objective of acquiring controlling positions in leading middle-market companies. From February 1982 to April 1994, Mr. Lamm was employed by Butler Capital Corporation ("BCC"), most recently as Senior Direct Investment Officer and a Managing Director. Until April 1994, Mr. Lamm was also a general partner of the five limited partnerships managed by BCC. Mr. Lamm is also a director of Central Tractor Farm & Country, Inc., Van de Kamp's, Inc., as well as a director of various private corporations.

Richard C. Dresdale - Director

Mr. Dresdale is a Managing Director of Fenway Partners Management, Inc.   Prior
to founding Fenway with Mr. Lamm and Andrea Geisser, Mr. Dresdale was a principal at Clayton, Dubilier amd Rice, Inc. ("CD&R"). Mr. Dresdale also served as a limited partner of the general partner of three of the investment partnerships managed by CD&R. Mr. Dresdale previously worked as an Investment Officer with Manufacturers Hanover Venture Capital Corporation. Mr. Dresdale currently serves as a director of MW Manufacturers Inc., Brown Moulding Company, Inc., Teters Floral Products, Inc., Bear Archery, Inc., Nukote Holdings, Inc. and Remingtom Arms Company.

ITEM 11:  EXECUTIVE COMPENSATION
--------------------------------

The following Summary Compensation Table sets forth the compensation received by the officers of the company, during the year ended December 27, 1997.

Summary Compensation Table

Name and Principal                                                 Other
Position as of December 27, 1997     Year   Salary (1)   Bonus     Compensation
--------------------------------     ----   ------      --------   ------------
Thomas J. Ferraro                    1997    $175,000   $143,000     $ 9,000
President and Director

C. Gary Willett                      1997    $140,000   $ 97,000     $ 7,000
Executive Vice President

Alan Mintz                           1997    $124,000   $ 65,000     $15,600
Vice President - Sales

Dirk C. Grizzle                      1997    $120,000   $ 33,000     $     -
Chief Financial Officer

(1) Amounts have been annualized.

Other compensation includes Company contributions on behalf of the officers to profit sharing and savings plans and other related benefits.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

Members of the compensation committee of the Board of Directors of the Company are Messrs. Ian R. Wilson, David E. De Leeuw and Peter Lamm. Mr. Wilson serves as chairman of the compensation committee.

The Company is party to a Management Services Agreement and an Advisory Services Agreement, as described in Item 13, with Dartford and McCown De Leeuw & Co. III, L.P. ("MDC"), respectively, both members of MBW LLC. Mr. Wilson is the managing partner of Dartford and Mr. De Leeuw is the managing partner of MDC.

In connection with the acquisitions of MBW and LC, the Company has paid to certain members of MBW LLC, who are also represented on the Board of Directors or officers of the Company and beneficial owners, fees for services rendered in connection with the acquisition and related financing of LC. The aggregate amount paid to certain members of MBW LLC, on or prior to December 27, 1997, was $4.7 million and was funded by the proceeds of the financings. Of this $4.7 million, $1.3 million was paid to Dartford (whose partners include executive officers and directors as described in Item 10); $481,000 was paid to Fenway Partners Management, Inc., whose general partners include Mr. Peter Lamm and Mr. Richard C. Dresdale (both directors of the Company); $2.7 million was paid to

MDC, whose general partners and principal include Mr. David E. De Leeuw, Mr. Charles Ayres and Mr. Tyler T. Zachem (all directors of the Company); $259,000 in total was paid to Mr. Thomas J. Ferraro and Mr. C. Gary Willett (both officers of the Company). The fee amounts were negotiated among the equity investors.

Employment Agreements
---------------------

The Company entered into an employment agreement with Thomas J. Ferraro to serve as President of the Company. Mr. Ferraro's employment agreement provides for a two-year term, commencing on December 31, 1996 (the "MBW Closing Date"); however, on each anniversary of the MBW Closing Date the term will automatically be extended for one additional year so that the term ends two years after the latest anniversary of the MBW Closing Date. Under the employment agreement, Mr. Ferraro receives an annual base salary of $175,000 per year and is eligible to receive a bonus of up to 70% of his base salary based upon certain earnings criteria. Effective January 1, 1998, Mr. Ferraro's salary and bonus opportunity was adjusted to $275,000 and 80%, respectively, and the term of employment agreement was revised to three years with a two year renewal according to the respective anniversary of the MBW Closing Date. If the Company terminates Mr. Ferraro's employment without cause, the Company is required to pay him an amount equal to the base salary he would have been entitled to receive through the end of the current term of Mr. Ferraro's employment agreement. Mr. Ferraro's employment agreement also provides that until the later of the first anniversary of his termination and the end of the current term of the employment agreement, Mr. Ferraro may not compete with or solicit employees from the Company.

The Company also has employment agreements with Messrs. C. Gary Willett, Alan Mintz and Dirk C. Grizzle. Mr. Willett serves as Executive Vice President of the Company. Per Mr. Willett's employment agreement, Mr. Willett receives an annual base salary of $140,000 per year and is eligible to receive a bonus of up to 60% of his base salary based upon certain earnings criteria. Mr. Willett's employment agreement provides for a two-year term, commencing on the MBW Closing Date; however, on each anniversary of the MBW Closing Date the term will be automatically extended for one additional year so that the term ends two years after the latest anniversary of the MBW Closing Date. Effective January 1, 1998, Mr. Willett's salary and bonus opportunity was adjusted to $200,000 and 80%, respectively, and the term of the employment agreement was revised to three years with a two year renewal according to the respective anniversary of the MBW Closing Date. Per Mr. Mintz's employment agreement, Mr. Mintz receives an annual base salary of $120,000 per year and is eligible to receive a bonus of up to 60% of his base salary based upon certain earnings criteria. Mr. Mintz serves as Vice President of Sales of the Company. Mr. Mintz's employment agreement provides for a one-year term, commencing on January 20, 1997. On July 20, 1997 and each day thereafter, the term will automatically be extended for an additional day so that the term remaining under Mr. Mintz's employment agreement will always be six months. Effective January 1, 1998, Mr. Mintz's salary and bonus opportunity was adjusted to $175,000 and 70%, respectively. Mr. Grizzle serves as Chief Financial Officer of the Company. Per Mr. Grizzle's employment agreement, Mr. Grizzle receives a base salary of $120,000 per year and is eligible to receive a bonus of up to 60% of his base salary based upon certain earnings criteria. Mr. Grizzle's employment agreement provides for a one-year term, commencing on June 30, 1997. On December 30, 1998, and each day thereafter, the term will automatically be extended for an additional day so that the term remaining under Mr. Grizzle's employment agreement will always be six months. Effective January 1, 1998, Mr. Grizzle's salary and bonus opportunity was adjusted to $150,000 and 70%, respectively. If the Company terminates Messrs. Willett, Mintz or Grizzle without cause, the Company is required to pay each an amount equal to the base salary he would have been entitled to receive through the end of the current term of each respective employment agreement. The employment agreements also provide that until the later of the first anniversary date of each officer's termination and the end of the current term of the employment agreements, Messrs. Willett, Mintz and Grizzle will not compete with or solicit employees from the Company.

Directors' Compensation
-----------------------

Directors, all of whom are officers, employees or otherwise affiliates of the Company, have not received, as of March 1, 1998, and are not expected in the future to receive, compensation for their services as directors. Directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof.

Incentive Compensation Plan
---------------------------

The Amended and Restated Limited Liability Company Agreement (the "LLC Agreement") of MBW LLC contains an incentive compensation arrangement (the "Incentive Plan") as a means by which certain key employees and other specifically designated persons ("Key Personnel") of the Company, and/or affiliated with the Company, may be given an opportunity to benefit from appreciation in the value of the Company. Under the Incentive Plan, Key Personnel are issued a specific class of limited liability company member units ("Incentive Units"), at a diminutive value, as a means to participate in the appreciation of the Company. The Incentive Units are subject to a vesting requirement based on terms of employment or other factors.

Upon a change of control or initial public offering of the Company's or Holdings' stock, all Incentive Units will vest immediately, except for certain Incentive Units issued after December 31, 1997, which will remain subject to normal vesting requirements under the Incentive Plan. The holders of vested Incentive Units will be entitled to certain payments or distributions based on the amounts paid or distributed to the investors in MBW LLC. In general, there will be no payments to holders of vested Incentive Units until the MBW LLC investors have received a designated return on their investments. The type of payment will be cash or non-cash consideration, depending on the type of triggering event and the type of distribution received by MBW LLC investors.

The total amount due under the Incentive Plan, if any, is subject to the vesting factors discussed above. Based on management and the Board of Director's assessment of the current valuation of the Company, compensation expense for the year ended December 27, 1997 totaled 2.3 million. Should the Company appreciate further in value, compensation expense to be recognized in future periods under the Incentive Plan could be significant. The fiscal 1997 compensation expense has been recorded as a liability of MBW LLC as the sponsor of the Incentive Plan. However, because the Incentive Plan is for the benefit of Key Personnel of the Company, expense recognized under the Incentive Plan has been pushed down to the Company, and has been recorded by the Company as expense and as additional paid in capital from its parent.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

All of the outstanding capital stock of the Company is held by Holdings and all of the outstanding capital stock of Holdings is held by MBW LLC. The Class A and Class B limited liability company interests ("Common LLC Securities") are the only classes of MBW LLC's limited liability company interests that currently possess voting rights. As of March 1, 1998, there were 141,877 issued and outstanding interests of MBW LLC Common LLC Securities. The following table sets forth certain information regarding the beneficial ownership of the Common LLC Securities of MBW LLC, as of March 1, 1998, by each person who beneficially owns more than 5% of MBW LLC Common LLC Securities, by directors and certain executive officers of the Company, individually, and by the directors and executive officers of the Company as a group.

                                                       Number of     Percentage of
                                                       Common LLC      Common LLC
Name and Address of Beneficial Owner                  Securities(1)  Securities(1)
------------------------------------                  -------------  -------------
5% MEMBERS:

McCown De Leeuw Co. III, L.P.(2)                       94,019             66.3%
c/o McCown De Leeuw & Co.
3000 Sand Hill Road, Building 3, Suite 290
Menlo Park, CA 94025

McCown De Leeuw & Co. III (Europe), L.P.(2)            94,019             66.3%
c/o McCown De Leeuw & Co.
3000 Sand Hill Road, Building 3, Suite 290
Menlo Park, CA 94025

McCown De Leeuw & Co. III (Asia), L.P.(2)              94,019             66.3%
c/o McCown De Leeuw & Co.
3000 Sand Hill Road, Building 3, Suite 290
Menlo Park, CA 94025

Gamma Fund LLC(2)                                      94,019             66.3%
c/o McCown De Leeuw & Co.
3000 Sand Hill Road, Building 3, Suite 290
Menlo Park, CA 94025

McCown De Leeuw & Co. IV, L.P.(2)                      94,019             66.3%
c/o McCown De Leeuw & Co.
3000 Sand Hill Road, Building 3, Suite 290
Menlo Park, CA 94025

Delta Fund LLC(2)                                      94,019             66.3%
c/o McCown De Leeuw & Co.
3000 Sand Hill Road, Building 3, Suite 290
Menlo Park, CA 94025

Fenway Partners Capital Fund, L.P.(3)                  35,481             25.0%
152 West 57th Street
New York, New York 10019

California Public Employment Retirement System(4)      21,538             15.2%
Lincoln Plaza
400 P Street
Sacramento, California 95814

Dartford Partnership, LLC(4)                            7,888              5.6%
456 Montgomery Street, Suite 2200
San Francisco, California 94104

                                                 Number of       Percentage of
                                                 Common LLC        Common LLC
                                                Securities (1)    Securities (1)
                                                --------------   ---------------
Ian R. Wilson (5)                                        7,888              5.6%
James B. Ardrey (5)                                      7,888              5.6%
Ray Chung (5)                                            7,888              5.6%
M. Laurie Cummings (5)                                   7,888              5.6%
David E. De Leeuw (2)                                   94,019             66.3%
Charles Ayres (2)                                       94,019             66.3%
Tyler T. Zachem (2)                                     94,019             66.3%
Peter Lamm (3)                                          35,481             25.0%
Richard C. Dresdale (3)                                 35,481             25.0%
Thomas J. Ferraro                                          340              0.2%
C. Gary Willett                                            139              0.1%
Alan Mintz                                                 177              0.1%
Dirk C. Grizzle                                            334              0.2%
All directors and executive
officers of the Company as a group                     138,378             97.5%

(1) As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared power to dispose, or direct the disposition, of a security.

(2) Includes 34,655.8 membership units owned by McCown De Leeuw & Co. III, L.P., an investment partnership whose general partner is MDC, 2,460.3 membership units held by McCown De Leeuw & Co. III (Europe), L.P., an investment partnership whose general partner is MDC Management Company IIIA, L.P. ("MDC IIIA"), 576.6 membership units held by McCown De Leeuw & Co. III (Asia), L.P., an investment partnership whose general partner is MDC IIIA, and 749.65 membership units owned by Gamma Fund LLC, a California limited liability company, 333,076.9 membership units owned by McCown De Leeuw & Co. IV, L.P., an investment partnership whose general partner is MDC Management Company IV, L.P. ("MDC IV") and 961.5 membership units owned by Delta Fund LLC. In addition, under an irrevocable proxy, McCown De Leeuw & Co. III, L.P., has the power to vote all of LLC's securities held by the California Public Employee Retirement System. The voting members of Gamma Fund LLC are George E. McCown, David E. De Leeuw, David E. King, Robert B. Hellman, Jr., Charles Ayres and Steven A. Zuckerman, who are also the only general partners of MDC, MDC IIA and MDC IV. Voting and dispositive decisions regarding the Common LLC Securities are made by Mr. McCown and Mr. De Leeuw, as Managing General Partners of each MDC, MDC IIIA and MDC IV, who together have more than the required two-thirds-in-interest vote of the Managing General Partners necessary to effect such decisions on behalf of such entity. Voting and dispositive decisions regarding the Common LLC Securities owned by Gamma Fund LLC and Delta Fund LLC are made by a vote or consent of a majority in number of the voting members of Gamma Fund LLC and Delta Fund LLC. Messrs. McCown, De Leeuw, King, Hellman, Ayres and Zuckerman have no direct ownership of any shares of Common LLC Securities except, in the case of Gamma Fund LLC and Delta Fund LLC, to the extent of their proportionate partnership interests of membership interests.

(3) The general partner of Fenway is Fenway Partners, L.P., a Delaware limited partnership, whose general partner is Fenway Partners Management, Inc., a Delaware corporation. Messrs. Peter Lamm and Richard C. Dresdale are directors and officers of Fenway Partners Management, Inc., and as such may be deemed to have the power to vote or dispose of the MBW LLC's Common LLC Securities held by Fenway. Each of Messrs. Lamm and Dresdale disclaims the existence of a group and disclaims beneficial ownership of MBW LLC Common LLC Securities held by Fenway.

(4) Under an irrevocable proxy, California Public Employee Retirement System has granted McCown De Leeuw & Co. III, L.P. the right to vote all of the Common LLC Securities it holds.

(5) Mr. Ian Wilson is the managing partner and Mr. James B. Ardrey, Mr. Ray Chung and Ms. M. Laurie Cummings are each partners of Dartford, and as such they may be deemed to have the power to vote or dispose of MBW LLC's Common LLC Securities held by Dartford. Each of Messrs. Wilson, Ardrey, and Chung and Ms. Cummings disclaims the existence of a group and disclaims beneficial ownership of MBW LLC Common LLC Securities held by Dartford.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

As of March 1, 1998, Aurora Foods Inc. has maintained business relationships and engaged in certain transactions as described below.

The Company is party to a Management Services Agreement with Dartford pursuant to which Dartford provides management oversight on financial and operational matters. The Company paid fees to Dartford, a member of MBW LLC, in connection with this agreement totaling $768,000 in fiscal 1997. The annual management fee was $600,000 prior to the acquisition of LC and $935,000 after the acquisition of LC.

The Company is party to an Advisory Services Agreement with MDC pursuant to which MDC provides certain advisory functions. The Company paid fees to MDC, a member of MBW LLC, in connection with this agreement totaling $293,000 in fiscal 1997. The annual advisory fee was $250,000 prior to the acquisition of LC and $336,000 after the acquisition of LC

The terms of the Management Services Agreement and the Advisory Services Agreement were negotiated on an arms-length basis between Dartford and MDC and the other equity investors. Dartford partners include Mr. Ian R. Wilson, Mr. Ray Chung, Mr. James B. Ardrey and Ms. M. Laurie Cummings, who are directors and/or executive officers of the Company. MDC partners include Mr. David E. De Leeuw and Mr. Charles Ayres and principal Mr. Tyler T. Zachem, who are all directors of the Company.

In connection with the acquisitions of MBW, LC and the Duncan Hines Business, the Company paid to certain members of MBW LLC, who are also represented on the Board of Directors or officers of the Company and beneficial owners, fees for services rendered in connection with the acquisitions and related financings. The aggregate amount paid to certain members of MBW LLC was $8.8 million and was funded by the proceeds of the financings. Of this amount, $1.3 million was paid to Dartford (whose partners include executive officers and directors as described in Item 10); $259,000 in total was paid to Mr. Thomas J. Ferraro (director and President of the Company) and Mr. C. Gary Willett (Executive Vice President of the Company); $5.7 million was paid to MDC, whose general partners and principal include Mr. David E. De Leeuw, Mr. Charles Ayres and Mr. Tyler T. Zachem (all directors of the Company); and $1.5 million was paid to Fenway Partners Capital Fund, L.P., whose partners include Mr. Peter Lamm and Mr. Richard C. Dresdale (both directors of the Company). The fee amounts were negotiated among the equity investors.

On December 31, 1996 and January 16, 1998, Mr. Thomas J. Ferraro, the President of the Company, and Mr. C. Gary Willett, Executive Vice President of the Company and on July 1, 1997 and January 16, 1998, Mr. Alan Mintz, Vice President Sales and Mr. Dirk C. Grizzle, Chief Financial Officer of the Company, and on January 16, 1998, Mr. Bob Kraska, executed promissory notes in favor of the Company in exchange for monies borrowed to assist in the capitalization of their limited liability company interests held in MBW LLC. The promissory notes mature December 31, 1999 and January 16, 2001 for Mr. Ferraro and Mr. Willett, June 30, 2000 and January 16, 2001 for Mr. Mintz and Mr. Grizzle and January 16, 2001 for Mr. Kraska. Interest is due and payable quarterly at the rate of 8.0% per annum and there are required annual principal payments. The aggregate balances outstanding as of March 1, 1998 on the promissory notes were $580,849. The outstanding balances are as follows:

          Mr. Ferraro                    $171,000
          Mr. Willett                      75,349
          Mr. Mintz                       100,000
          Mr. Grizzle                     194,200
          Mr. Kraska                       40,300
                                         --------
                                         $580,849
                                         ========

PART IV
-------

ITEM 14: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------

(a)  1.a. Financial Statements of the Company

          Report of Independent Accountants                               32
          Balance Sheets as of December 27, 1997
           and December 31, 1996                                          33
          Statement of Operations for the year ended
           December 27, 1997                                              34
          Statement of Changes in Stockholder's Equity
           for the year ended December 27, 1997                           35
          Statement of Cash Flows for the year ended
           December 27, 1997                                              36
          Notes to the Financial Statements                               37 through 51

       b. Financial Statements of the Predecessor

          Mrs. Butterworth's Business (A Component of CONOPCO, Inc.):

          Report of Independent Accountants                               52
          Statement of Assets to be Acquired as of December 31, 1996      53
          Statements of Operations for the years
           ended December 31, 1996 and 1995                               54
          Notes to the Financial Statements                               55 through 60

     2.   Financial Statement Schedule

          Schedule IX - Valuation Reserves                                61

     3.   Exhibits

(a)  Exhibits

Exhibit
Number       Exhibit
------       -------
1.1          Purchase Agreement dated February 5, 1997 by and between the Company and
             Chase Securities Inc. (Incorporated by reference to Exhibit 1.1 to the
             Company's Form S-4 filed on August 21, 1997 (the "S-4")).

1.2          Purchase Agreement dated June 18, 1997 by and between the Company, Chase
             Securities, Inc. and Credit Suisse First Boston Corporation. (Incorporated
             by reference to Exhibit 1.2 to the S-4).

2.1          Asset Purchase Agreement dated as of December 18, 1996, by and between MBW
             Foods Inc. (as successor-in-interest to MBW Acquisition Corp.) and Conopco,
             Inc., as amended. (Incorporated by reference to Exhibit 2.1 to the S-4).

2.2          Asset Purchase Agreement dated as of March 7, 1997 by and between the
             Company and Kraft Foods, Inc. (Incorporated by reference to Exhibit 2.2 to the S-4).

2.3          Asset Purchase Agreement, dated as of November 26, 1997, by and between the
             Company and Procter & Gamble Company. (Incorporated by reference to Exhibit
             2.1 to the Form 8-K filed on January 30, 1998 (the "8-K")).

3.1          Certificate of Incorporation of the Company, as amended to date, filed with the Secretary of State of the State of Delaware on November 21, 1996.
             (Incorporated by reference to Exhibit 3.1 to the S-4).

3.2          Amended and Restated By-laws of the Company. (Incorporated by reference to
             Exhibit 3.2 to the S-4).

4.1          Indenture dated as of February 10, 1997, by and between the Company and
             Wilmington Trust Company (the "Indenture"). (Incorporated by reference to
             Exhibit 4.1 to the S-4).

4.2          Specimen Certificate of 9 7/8% Series A Senior Subordinated Note due 2007
             (included in Exhibit 4.1 hereto). (Incorporated by reference to Exhibit 4.2 to the S-4).

4.3          Specimen Certificate of 9 7/8% Series B Senior Subordinated Note due 2007
             (included in Exhibit 4.1 hereto). (Incorporated by reference to Exhibit 4.3 to the S-4).

4.4          Form of Note Guarantee to be issued by future subsidiaries of the Company pursuant to the Indenture (included in Exhibit 4.1 hereto). (Incorporated by reference to Exhibit 4.4 to the S-4).

4.6 Indenture dated as of July 1, 1997 by and between the Company and Wilmington Trust Company (the "Series C Indenture"). (Incorporated by reference to Exhibit 4.6 to the S-4).

4.7          Specimen Certificate of 9 7/8% Series C Senior Subordinated Note due 2007
             (included in Exhibit 4.6 hereto). (Incorporated by reference to Exhibit
             4.7 to the S-4).

4.8          Form of Note Guarantee to be issued by future subsidiaries of the Company pursuant to the Series C Indenture (included in Exhibit 4.6 hereto).
             (Incorporated by reference to Exhibit 4.8 to the S-4).

10.1 Management Services Agreement, dated as of December 31, 1996, by and between the Company and Dartford Partnership, L.L.C. (Incorporated by reference to Exhibit 10.1 to the S-4).

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

10.4         Second Amended and Restated Credit Agreement, dated as of January 16,
             1998, by and among the Company, Aurora Foods Holdings Inc., as Guarantor, the Lenders listed therein, The Chase Manhattan Bank, as Administrative
             Agent, Chase Securities Inc., as Arranging Agent and Exhibits thereto.

10.5         Employment Agreement, dated as of December 31, 1996, by and between the
             Company and Thomas J. Ferraro (Incorporated by reference to Exhibit 10.5 to the S-4).

10.6         Employment Agreement, dated as of December 31, 1996, by and between the
             Company and C. Gary Willett. (Incorporated by reference to Exhibit 10.6 to the S-4).

10.8         Flavor Supply Agreement, dated as of December 31, 1996, by and between the
             Company and Quest International Flavors & Food Ingredients Company.
             (Incorporated by reference to Exhibit 10.8 to the S-4).

10.10        Shared Technology License Agreement, dated as of December 31, 1996, by and between the Company and Conopco, Inc. (Incorporated by reference to
             Exhibit 10.10 to the S-4).

10.11        First Amended and Restated Limited Liability Company Agreement of MBW Investors
             LLC, dated as of January 16, 1998.

10.12        Employment Agreement dated as of January 20, 1997, by and between the
             Company and Alan Mintz. (Incorporated by reference to Exhibit 10.12 to the S-4).

10.13        Amended Transitional Co-Pack Agreement, dated as of July 1, 1997, by and between the Company and Kraft Foods, Inc. (Incorporated by reference to
             Exhibit 10.13 to the S-4).

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

10.16        First Amended and Restated Red Wing Co-Pack Agreement, dated as of
             November 19, 1997, by and between the Company and The Red Wing Company, Inc.
             (Confidential treatment for a portion of this document has been requested by the Company).

10.17        Employment Agreement dated July 1, 1997, by and between the Company and
             Dirk Grizzle.

10.18        Production Agreement, dated November 19, 1997, by and between the Company and The Red Wing Company, inc. (Confidential treatment for a portion of this document has been requested by the Company).

10.20        Transitional Supply Agreement, dated November 26, 1997, by and between the Company and Procter & Gamble Distribution Company. (Confidential treatment for a portion of this document has been requested by the Company).

12.1         Statement re: computation of ratios.

21.1         Subsidiaries of Registrant. (Incorporated by reference to Exhibit 21.1 to the S-4).

27.1         Financial Data Schedule.

23.1         Consent of Price Waterhouse LLP. (Incorporated by reference to Exhibit
             23.1 to the S-4).

23.4         Consent of Coopers & Lybrand L.L.P. (Incorporated by reference to Exhibit
             23.4 to the S-4).

24.1         Power of Attorney. (Incorporated by reference to Exhibit 24.1 to the S-4).



(b)  Reports on Form 8-K

     None.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURORA FOODS INC.

By:  /s/ Thomas J. Ferraro
     ---------------------
     Thomas J. Ferraro         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1998.

/s/ Thomas J. Ferraro
-----------------------
    Thomas J. Ferraro          President and Director
                               (Principal Executive Officer)

/s/ Dirk C.Grizzle
-----------------------
    Dirk C.Grizzle             Chief Financial Officer
                               (Principal Financial Officer and
                               Principal Accounting Officer)

/s/ Ian R. Wilson              Chairman of the Board of Directors
-----------------------
    Ian R. Wilson

/s/ Ray Chung                  Director
-----------------------
    Ray Chung

/s/ James B. Ardrey            Director
-----------------------
    James B. Ardrey

/s/ David E. De Leeuw          Director
-----------------------
    David E. De Leeuw

/s/ Charles Ayres              Director
-----------------------
    Charles Ayres

/s/ Tyler T. Zachem            Director
-----------------------
    Tyler T. Zachem

/s/ Peter Lamm                 Director
-----------------------
    Peter Lamm

/s/ Richard C. Dresdale        Director
-----------------------
    Richard C. Dresdale

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Board of Directors
of Aurora Foods Inc.


In our opinion, the financial statements listed in the index appearing under
Item 14 (a) 1.a. and Item 14 (a) 2. on page 26 present fairly, in all material respects, the financial position of Aurora Foods Inc. (the Company) at December 27, 1997 and December 31, 1996 (commencement of operations), and the results of its operations and its cash flows for the year ended December 27, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
San Francisco, California
March 18, 1998

                               AURORA FOODS INC.
                                BALANCE SHEETS
                            (dollars in thousands)

                                                                               Commencement
                                                                               of Operations
                                                                December 27,   December 31,
                                                                   1997           1996
                                                                ------------   --------------
ASSETS

Current assets:
  Cash and cash equivalents                                      $  4,717       $  8,666
  Accounts receivable (net of $140 allowance)                      12,362              -
  Accounts receivable - other (Note 4)                              1,474            480
  Inventories (Note 5)                                              6,902          1,182
  Prepaid expenses and other assets                                 1,955              9
  Deferred tax asset (Note 11)                                      2,966              -
                                                                 --------       --------
     Total current assets                                          30,376         10,337

Property, plant and equipment, net (Note 6)                        14,075          5,206
Goodwill and other intangible assets, net (Note 7)                315,241        111,358
Other assets                                                       13,047          3,995
                                                                 --------       --------
     Total assets                                                $372,739       $130,896
                                                                 ========       ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current portion of long term debt (Note 9)                     $  4,375       $      -
  Accounts payable                                                  6,443              -
  Accrued liabilities (Note 8)                                     17,409          2,736
                                                                 --------       --------
     Total current liabilities                                     28,227          2,736

Deferred tax liability (Note 11)                                    3,745              -
Senior secured revolving debt facility (Note 9)                    37,500         30,000
Senior secured term debt (Note 9)                                  35,625         15,000
Senior subordinated notes (Note 9)                                202,419         50,000
                                                                 --------       --------
     Total liabilities                                            307,516         97,736
                                                                 --------       --------

Stockholder's equity:
  Common stock, $0.01 par value; 3,000 shares
   authorized; 1,000 shares issued and outstanding                      -              -
  Paid-in capital                                                  64,203         33,270
  Promissory notes (Note 14)                                         (215)          (110)
  Retained earnings                                                 1,235              -
                                                                 --------       --------
     Total stockholder's equity                                    65,223         33,160
                                                                 --------       --------

Commitments and contingent liabilities (Note 16)

     Total liabilities and stockholder's equity                  $372,739       $130,896
                                                                 ========       ========

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                            STATEMENT OF OPERATIONS
                            (dollars in thousands)

                                                                 Year ended
                                                                December 27,
                                                                   1997
                                                                -------------
Net sales                                                        $143,020
Cost of goods sold                                                 45,729
                                                                 --------

   Gross profit                                                    97,291
                                                                 --------

Brokerage, distribution and marketing expenses:
   Brokerage and distribution                                      17,096
   Trade promotions                                                26,075
   Consumer marketing                                              15,142
                                                                 --------
Total brokerage, distribution and marketing expenses               58,313

Amortization of goodwill and other intangibles                      5,938
Selling, general and administrative expenses                        5,229
Incentive compensation expense (Note 15)                            2,300
Transition related costs (Note 10)                                  2,113
                                                                 --------
Total operating expenses                                           73,893
                                                                 --------

    Operating income                                               23,398

Interest income                                                      (151)
Interest expense                                                   18,393
Amortization of deferred financing expense                          3,059
Other bank and financing expenses                                      83
                                                                 --------

    Income before income taxes                                      2,014

Income tax provision (Note 11)                                        779
                                                                 --------

    Net income                                                   $  1,235
                                                                 ========

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                            (dollars in thousands)

                                  Common    Additional
                                   Stock      Paid-in      Promissory     Retained
                                   Shares     Capital         Notes       Earnings         Total
                                  --------  ----------     -----------    ---------        -----
Balance at December 31, 1996       1,000     $33,270        $(110)         $    -         $33,160
Capital contribution                   -      28,633         (125)              -          28,508
Payments on officer promissory
  notes (Note 14)                      -           -           20               -              20
Incentive compensation (Note 15)       -       2,300            -               -           2,300
Net income                             -           -            -           1,235           1,235
                                   -----     -------        -----          ------         -------
Balance at December 27, 1997       1,000     $64,203        $(215)         $1,235         $65,223
                                   =====     =======        =====          ======         =======

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                            STATEMENT OF CASH FLOWS
                            (dollars in thousands)

                                                                           Year ended
                                                                          December 27,
                                                                             1997
                                                                          -------------
Cash flows from operating activities:
   Net income                                                              $   1,235
   Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation and amortization                                             9,976
     Deferred income taxes                                                       779
     Incentive compensation (Note 15)                                          2,300
     Change in assets and liabilities, net of effects of business acquired:
       Increase in accounts receivable                                       (12,362)
       Increase in accounts receivable - other                                  (994)
       Decrease in inventories                                                 2,975
       Increase in prepaid expenses and other assets                          (1,946)
       Increase in accounts payable                                            6,443
       Increase in accrued liabilities                                        14,624
                                                                           ---------
Net cash provided by operating activities                                     23,030
                                                                           ---------

Cash flows from investing activities:
   Additions to property, plant and equipment                                 (2,411)
   Changes to other non-current assets and other liabilities                    (844)
   Payment for acquisition of business (Note 3)                             (225,930)
                                                                           ---------
Net cash used in investing activities                                       (229,185)
                                                                           ---------

Cash flows from financing activities:
   Proceeds from senior secured revolving and term debt (Note 9)              90,000
   Proceeds from senior subordinated notes (Note 9)                          202,500
   Repayment of borrowings                                                  (107,500)
   Capital contributions from Holdings, net of officer promissory notes       28,500
   Debt issuance costs                                                       (11,294)
                                                                           ---------
Net cash provided by financing activities                                    202,206
                                                                           ---------

Decrease in cash and cash equivalents                                         (3,949)

Cash and cash equivalents, beginning of period                                 8,666
                                                                           ---------
Cash and cash equivalents, end of period                                   $   4,717
                                                                           =========
Supplemental Cash Flow Disclosure:
     Cash paid for interest                                                $  10,091
     Cash paid for income taxes                                            $     195

                See accompanying notes to financial statements.

Notes to the Financial Statements

NOTE 1 - THE COMPANY
--------------------

ORGANIZATION

Aurora Foods Inc. (the "Company"), a Delaware corporation, is a privately held food company. The Company commenced operations on December 31, 1996, when it acquired the Mrs. Butterworth's syrup and pancake business ("MBW") (Note 3) from Conopco, Inc., a subsidiary of Unilever United States, Inc. ("Conopco" or the "Predecessor"). On July 1, 1997, the Company acquired substantially all the assets of the Log Cabin syrup business ("LC") from Kraft Foods, Inc. ("Kraft") (Note 3). The Company is a wholly-owned subsidiary of Aurora Foods Holdings Inc. ("Holdings"), also a Delaware corporation. Holdings is wholly-owned by MBW Investors LLC ("MBW LLC"), a Delaware limited liability company. See Subsequent Events (Note 17).

OPERATIONS

The Company produces and markets syrup and pancake mix products that are sold across the United States. The products are manufactured under temporary co-packing agreements with Conopco and Kraft and under long-term co-packing agreements with third parties. The Company's manufacturing equipment has been or will be installed at certain facilities of these third parties. The principal trademarks under which the products are sold are Mrs. Butterworth's(R) and Log Cabin(R).

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

The policies utilized by the Company in the preparation of the financial statements conform to generally accepted accounting principles and require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual amounts could differ from these estimates and assumptions. The Company uses the accrual basis of accounting in the preparation of its financial statements.

FISCAL YEAR

The Company's fiscal year ends on the last Saturday of December. Accordingly, the results of operations reflect activity for the period from December 31, 1996 (commencement of operations) through December 27, 1997. The balance sheet as of December 31, 1996 reflects the acquisition of the business from Conopco as of that date but prior to the commencement of operations.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in first-out (FIFO) method. Inventories include the cost of contract manufacturers' raw materials, packaging, labor and manufacturing overhead.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets ranging from three to fifteen years. Costs which improve an asset or extend its useful life are capitalized, while repairs and maintenance costs are expensed as incurred.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets include goodwill, trademarks and various identifiable intangible assets purchased by the Company. Goodwill is being amortized over forty years using the straight-line method. Other intangible assets are being amortized using the straight-line method over periods ranging from five to forty years.

IMPAIRMENT OF LONG-LIVED ASSETS

Upon commencement of operations, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of impairment is based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the assets. If the undiscounted future cash flows of an asset are less than the carrying value, a write-down would be recorded, measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. Management believes that there has been no impairment at December 27, 1997.

OTHER ASSETS

Other assets consist of deferred loan acquisition costs, systems software, and other miscellaneous assets. Deferred loan acquisition costs of the senior subordinated notes and senior secured term debt are being amortized using the interest method over the terms of the respective notes and debt. Aggregate amortization of deferred loan acquisition costs and other assets charged against income in the year ended December 27, 1997 was $3.1 million.

DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

For purposes of financial reporting, the Company has determined that the fair value of financial instruments, other than the senior subordinated notes, approximates book value at December 27, 1997. The fair market value of the senior subordinated notes at December 27, 1997, based on quoted market prices, was $210.5 million.

CONCENTRATION OF CREDIT RISK

The Company sells its products to supermarkets and other retail channels. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

The Company maintains reserves for potential credit losses and had no significant concentration of credit risk at December 27, 1997.

INCOME TAXES

The Company records income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". This method of accounting for income taxes uses an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

ADVERTISING

Costs related to advertising the Company's products are expensed in the period incurred, or expensed ratably over the year in relation to revenues. Advertising expense for the year ended December 27, 1997 was $4.1 million.

NOTE 3 - BUSINESS ACQUISITIONS
------------------------------

MRS. BUTTERWORTH'S

At the close of business on December 31, 1996, the Company acquired substantially all the assets of Mrs. Butterworth's syrup and pancake business from Conopco. The Company manufactures its products under co-packing agreements with third parties.

The Company acquired the inventories, manufacturing equipment and intangible assets of MBW for a purchase price of $114.1 million. The purchase agreement contains customary representations, warranties and covenants by each of Conopco and the Company. The acquisition was accounted for by using the purchase method of accounting.

The acquisition was financed by (i) a net capital contribution from Holdings of approximately $33.2 million, (ii) term loans of $15.0 million and revolving loans of $30.0 million borrowed under a $60.0 million senior secured debt facility, and (iii) loans of $50.0 million borrowed under a senior subordinated debt facility. On February 10, 1997, the senior subordinated debt facility of $50.0 million and the senior secured facilities of $15.0 million of term debt and $30.0 million of revolving debt were repaid with proceeds from a $100.0 million senior subordinated note offering.

The cost to acquire MBW has been allocated to tangible and intangible assets acquired as follows (dollars in thousands):

          Cash paid to acquire assets                 $114,132
          Other acquisition costs                        3,663
                                                      --------
                                                       117,795

          Costs assigned to tangible assets             (6,138)
                                                      --------

          Cost attributable to intangible assets      $111,657
                                                      ========

LOG CABIN

On July 1, 1997, the Company acquired substantially all the assets of the LC syrup business from Kraft. The Company manufactures the products under co-packing agreements with Kraft and a third party.

The Company acquired the inventories, certain manufacturing equipment and intangible assets of LC for a purchase price of $222.0 million. The purchase agreement contains customary representations, warranties and covenants by each of Kraft and the Company. The acquisition was accounted for by using the purchase method of accounting. The allocation of purchase price has not been finalized; however, any changes are not expected to be material.

The acquisition was financed by (i) a capital contribution from Holdings of approximately $28.6 million, (ii) term loans of $40.0 million and revolving loans of $47.0 million borrowed under a senior secured debt facility, and (iii) proceeds of $102.5 million received in an additional senior subordinated note offering.

The cost to acquire LC has been allocated to tangible and intangible assets acquired, as follows (dollars in thousands):

          Cash paid to acquire assets                 $221,995
          Other acquisition costs                        3,636
                                                      --------
                                                       225,631

          Costs assigned to tangible assets            (16,163)
                                                      --------

          Cost attributable to intangible assets      $209,468
                                                      ========

UNAUDITED PRO FORMA FINANCIAL INFORMATION

Had the acquisition of LC taken place on January 1, 1997, the unaudited pro forma net sales and net income for the year ended December 27, 1997 would have been $194.2 million and $7.0 million, respectively.

NOTE 4 - ACCOUNTS RECEIVABLE - OTHER
------------------------------------

Accounts receivable - other consist of the following (dollars in thousands):

                                              December 27,             December 31,
                                                  1997                    1996
                                              -----------              -----------
Conopco                                         $  111                    $480
Kraft                                            1,057                      --
Other                                              306                      --
                                                ------                    ----
                                                $1,474                    $480
                                                ======                    ====

The balances due as of December 27, 1997 from Conopco and Kraft were comprised of accounts receivable collected by them on behalf of the Company. The balance due as of December 31, 1996 from Conopco was an inventory settlement owed to the Company.

NOTE 5 - INVENTORIES
--------------------

Inventories consist of the following (dollars in thousands):

                                              December 27,             December 31,
                                                  1997                    1996
                                              -----------              -----------
      Raw materials                             $  270                   $  523
      Finished goods                             6,632                      659
                                                ------                   ------
                                                $6,902                   $1,182
                                                ======                   ======

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment consist of the following (dollars in thousands):

                                                December 27,            December 31,
                                                    1997                    1996
                                                -----------             -----------
      Machinery and equipment                     $14,357                 $5,206
      Furniture and fixtures                          416                     --
      Computer equipment                              313                     --
                                                  -------                 ------
                                                   15,086                  5,206
         Less accumulated depreciation             (1,011)                    --
                                                  -------                 ------
                                                  $14,075                 $5,206
                                                  =======                 ======

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS
---------------------------------------------

Goodwill and other intangible assets consist of the following (dollars in thousands):

                                                December 27,            December 31,
                                                    1997                    1996
                                                -----------             -----------
      Goodwill                                    $216,485               $ 64,518
      Trademarks                                    99,600                 44,500
      Other intangibles                              5,040                  2,340
                                                  --------               --------
                                                   321,125                111,358
         Less accumulated amortization              (5,884)                    --
                                                  --------               --------
                                                  $315,241               $111,358
                                                  ========               ========

NOTE 8 - ACCRUED LIABILITIES
----------------------------

Accrued liabilities consist of the following (dollars in thousands):

                                                December 27,            December 31,
                                                    1997                    1996
                                                -----------             -----------
      Accrued interest                           $ 8,383                   $   --
      Accrued trade promotions and
       consumer marketing                          5,092                       --
      Other                                        3,934                    2,736
                                                 -------                   ------
                                                 $17,409                   $2,736
                                                 =======                   ======

NOTE 9 - LONG TERM DEBT
------------------------

Long term debt consists of the following (dollars in thousands):

                                                                                                December 21,           December 31,
                                                                                                   1997                    1996
                                                                                                ------------           ------------
SENIOR SECURED DEBT
Senior secured term debt; weighted average interest rate of 8.0% at December 27, 1997;
principal due in quarterly installments through December 31, 2003; floating interest rate at the prime rate plus 1.25% or, alternatively, the one, two, three or six month
Eurodollar rate plus 2.25% payable quarterly or at the termination of the Eurodollar
contract interest period                                                                            40,000                         -

Senior secured revolving debt facility; interest rate of 8.0% at December 27, 1997;
principal due December 31, 2003; floating interest rate at prime plus 1.25% or, alternatively, the one, two, three, or six month Eurodollar rate plus 2.25% payable
quarterly or at the termination of the Eurodollar contract period                                   37,500                         -

Senior secured revolving debt; interest rate of 9.50% at December 31, 1996; principal due in quarterly installments through December 15, 2001; floating interest rate at the prime rate plus 1.25% or, alternatively, the one, three, or sixth month Eurodollar rate plus 2.50% payable quarterly or at the termination of the Eurodollar contract interest
period                                                                                           $       -              $     30,000

Senior secured term debt; interest rate of 10.0% at December 31, 1996; principal due in quarterly installments through December 15, 2002; floating interest rate at the prime rate plus 1.75% or, alternatively, the one, three, or six months Eurodollar rate plus 3.00%
payable quarterly or at the termination of the Eurodollar contract interest period                       -                    15,000


SENIOR SUBORDINATED NOTES

Senior subordinated notes issued February 10, 1997 at par value of $100,000; coupon interest rate of 9.875% with interst payable each August 15 and February 15; matures
on February 15, 2007                                                                               100,000                         -

Senior subordinated notes issued July 1, 1997 at par value $100,000 plus premium of
$2,500; net of unamortized premium of $2,419 at December 27, 1997; coupon interest rate of 9.875% with interest payable each August 15 and February 15; effective rate
9.48%; matures February 15, 2007                                                                   100,000                         -

Senior subordinated note; interest rate of 12.75% at December 31, 1996; floating interest rate at the prime rate plus (i) 4.50% through June 29, 1997, (ii) 5.50% for the period June 30, 1997 through September 29, 1997, and (iii) 6.00% for the period
September 30, 1997 through maturity; matures on December 31, 2006                                        -                    50,000
                                                                                                 ---------              ------------
                                                                                                   277,500                    95,000
Add:  unamortized premium on senior subordinated notes                                               2,419                         -
Less: current portion of long term debt                                                             (4,375)                        -
                                                                                                 ---------              ------------

Long term debt                                                                                   $ 275,544              $     95,000
                                                                                                 =========              ============


Annual principal payments for the next five years and thereafter consist of the following (dollars in thousands):


          1998                                        $  4,375
          1999                                           4,875
          2000                                           5,750
          2001                                           6,750
          2002                                           7,750
          Thereafter                                  $248,000
                                                      --------
                                                      $277,500
                                                      ========

SENIOR SECURED DEBT
-------------------

On December 31, 1996, the Company and Holdings entered into a Credit Agreement (the "Agreement") with several banks for $15.0 million of senior secured term debt and a $45.0 million senior secured revolving debt facility. The proceeds from the senior secured term debt, a draw of $30.0 million from the senior secured revolving debt facility, the $50.0 million senior subordinated note and capital contributed from Holdings were used to acquire MBW from Conopco, pay fees and expenses and fund working capital.

The Company amended the Agreement, dated as of July 1, 1997, to provide for borrowings of $40.0 million of senior secured term debt and a $60.0 million senior secured revolving debt facility. Together with a $100.0 million senior subordinated note offering and capital contributed from Holdings, the Company consummated the LC acquisition, paid fees and expenses and provided for the working capital requirements related to the acquisition.

The $60.0 million senior secured revolving debt facility is subject to limitations based on letters of credit. At December 27, 1997, the Company had unused borrowing availability of $22.5 million. The Agreement requires a commitment fee of 0.5% per annum payable quarterly on the unused portions of the revolving debt facility.

The Agreement includes restrictive covenants, which limit additional borrowing, cash dividends, and capital expenditures while also requiring the Company to maintain certain financial ratios. The Company was in compliance with these covenants at December 27, 1997.

SENIOR SUBORDINATED NOTES
-------------------------

On February 10, 1997, the Company issued $100.0 million of senior subordinated notes (the "Old Notes"). The proceeds from the Old Notes were primarily used to retire the $45.0 million of senior secured debt and the $50.0 million senior subordinated note incurred to finance the MBW acquisition. On July 1, 1997, the Company issued $100.0 million of senior subordinated notes (the "New Notes"). The New Notes were issued at a premium in the amount of $2.5 million. The unamortized balance of the premium on the New Notes at December 27, 1997 was

$2.4 million. The proceeds from the New Notes were primarily used to fund the acquisition of LC. (Together, the Old Notes and New Notes are the "Notes".)

The Company may redeem the Notes at any time after February 15, 2002, at the redemption price together with accrued and unpaid interest. In addition, the Company may redeem $35.0 million of the Notes at any time prior to February 15, 2000 subject to certain requirements, with the cash proceeds received from one or more Equity Offerings (as defined), at a redemption price of 109.875% together with accrued and unpaid interest. Upon a Change in Control (as defined), the Company has the option at any time prior to February 15, 2002 to redeem the Notes at a redemption price of 100% plus the Applicable Premium (as defined), together with accrued and unpaid interest. If the Company does not redeem the Notes or if the Change of Control occurs after February 15, 2002, the Company is required to offer to repurchase the Notes at a price equal to 101% together with accrued and unpaid interest.

The indenture includes restrictive covenants, which limit additional borrowings, cash dividends, sale of assets, mergers and the sale of stock. The Company was in compliance with these covenants at December 27, 1997.

NOTE 10 - TRANSITION RELATED COSTS
----------------------------------

Transition related costs consist of one-time costs incurred to establish the Company's operations and integrate the acquired businesses, including relocation expenses, recruiting fees, sales support and other unique transitional expenses. Transition related costs for the year ended December 27, 1997 were approximately $2.1 million.

NOTE 11 - INCOME TAXES
----------------------

The Company is included in the consolidated federal income tax return of Holdings. State income tax returns are filed by Holdings and the Company on a separate company basis or on a combined basis depending on the particular rules in each state. The Company's income tax provision is computed as if all income tax returns were filed on a stand alone basis.

The provision for income taxes is summarized as follows (dollars in thousands):

                                                            Year ended
                                                           December 27,
                                                               1997
                                                           ------------
     Current tax expense:
          Federal                                            $    --
          State                                                   --
                                                             -------
     Total current provision                                      --
                                                             -------

     Deferred tax expense:
          Federal                                                656
          State                                                  123
                                                             -------
     Total deferred provision                                    779
                                                             -------
     Total provision for income taxes                        $   779
                                                             =======


Deferred tax assets (liabilities) consist of the following:

     Deferred tax assets - current:                          $ 1,230
       Loss carryforwards                                        844
       Coupon reserves                                           325
       Inventory                                                 320
       Other                                                     247
                                                             -------
     Total deferred tax assets - current                       2,966
                                                             -------

     Deferred tax assets - non-current:
       Incentive compensation                                    873
       Goodwill                                                  228
       Depreciation                                               20
                                                             -------
     Total deferred tax assets - non-current                   1,121
                                                             -------

     Deferred tax liabilities - non-current:
       Goodwill                                               (4,465)
       Depreciation                                             (401)
                                                             -------
     Total deferred tax liabilities - non-current:            (4,866)
                                                             -------
     Net deferred tax liability                              $  (779)
                                                             =======

The Company has not recorded a valuation allowance for its deferred tax assets. Management believes the deferred tax assets are more likely than not to be realized.

At December 27, 1997, the Company generated a federal net operating loss of approximately $3.1 million. These losses can be used to offset future taxable income through the year 2017. The Company is a loss corporation as defined in section 382 of the Internal Revenue Code. Therefore, if certain substantial changes of the Company's ownership should occur, there could be significant annual limitations of the amount of net operating loss carryfowards which can be utilized.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (dollars in thousands):

                                                              Year ended
                                                              December 27,
                                                                  1997
                                                              -----------
     Provision for income taxes at U.S. statutory rate           $685
     Increase in tax resulting from:
        Nondeductible expenses                                     13
        State taxes, net of federal benefit                        81
                                                                 ----
                                                                 $779
                                                                 ====

NOTE 12 - LEASES
----------------

The Company leases certain facilities, machinery and equipment under operating lease agreements with varying terms and conditions. The leases are noncancellable operating leases which expire on various dates through 2002.

Future annual minimum lease payments under these leases are summarized as follows (dollars in thousands):

                                                              Minimum
                                                               Lease
     Years ending December 27,                                Payments
     -------------------------                                --------
     1998                                                       $115
     1999                                                        114
     2000                                                        124
     2001                                                        137
     2002                                                         59
     Thereafter                                                    -
                                                                ----
                                                                $549
                                                                ====

Rent expense was $0.1 million for the year ended December 27, 1997.

NOTE 13 - SAVINGS AND BENEFIT PLANS
-----------------------------------

The Company offers a retirement savings plan to employees in the form of 401(k) and profit sharing plans. Under the 401(k) plan, employee contributions up to 6% of total compensation are matched 50% by the Company, with vesting occurring ratably over a five year period. Profit sharing contributions of 2% of compensation are made on behalf of all employees on an annual basis. Profit sharing contributions also vest ratably over a five year period. The Company's contributions to the 401(k) and profit sharing plans for the fiscal year ending December 27, 1997 were $0.1 million.

NOTE 14 - RELATED PARTY TRANSACTIONS
------------------------------------

Aurora Foods Inc. maintains business relationships and engages in certain transactions as described below.

The Company entered into a Management Services Agreement with Dartford Partnership, L.L.C. ("Dartford") pursuant to which Dartford provides management oversight on financial and operational matters. The Company paid fees to Dartford, a member of MBW LLC, in connection with this agreement totaling $768,000 in fiscal 1997. The annual management fee was $600,000 prior to the acquisition of LC and $935,000 after the acquisition of LC.

The Company entered into an Advisory Services Agreement with McCown De Leeuw & Co. III, L.P. ("MDC") pursuant to which MDC provides certain advisory functions. The Company paid fees to MDC, a member of MBW LLC, in connection with this agreement totaling $293,000 in fiscal 1997. The annual advisory fee was $250,000 prior to the acquisition of LC and $336,000 after the acquisition of LC.

In connection with the acquisitions of MBW and LC, the Company paid to certain members of MBW LLC, who are also represented on the Board of Directors or officers of the Company and beneficial owners, fees for services rendered in connection with the acquisitions and related financings consummated in 1997.
The aggregate amount paid to certain members of MBW LLC was $4.7 million and was funded by the proceeds of the financings. Of this amount, $1.3 million was paid to Dartford, whose partners include Mr. Ian R. Wilson, Mr. Ray Chung, Mr. James
B. Ardrey and Ms. M. Laurie Cummings (all are directors and/or executive officers of the Company); $259,000 in total was paid to Mr. Thomas J. Ferraro (director and President of the Company) and Mr. C. Gary Willett (Executive Vice President of the Company); $2.7 million was paid to MDC, whose general partners and principal include Mr. David E. De Leeuw, Mr. Charles Ayres and Mr. Tyler T. Zachem (all directors of the Company); and $481,000 was paid to Fenway Partners Capital Fund, L.P., whose partners include Mr. Peter Lamm and Mr. Richard C. Dresdale (both directors of the Company). The fee amounts were negotiated among the equity investors.

On December 31, 1996, Mr. Thomas J. Ferraro, the President of the Company, and Mr. C. Gary Willett, Executive Vice President of the Company and on July 1, 1997, Mr. Alan Mintz, Vice President Sales, and Mr. Dirk C. Grizzle, Chief Financial Officer of the Company, executed promissory notes in favor of the Company in exchange for monies borrowed to assist in the capitalization of their limited liability company interests held in MBW LLC. The promissory notes mature December 31, 1999 for Mr. Ferraro and Mr. Willett, and June 30, 2000 for Mr. Mintz and Mr. Grizzle. Interest is due and payable quarterly at the rate of 8.0% per annum and there are required annual principal payments. The aggregate balances outstanding as of December 27, 1997 on the promissory notes were $215,000. The outstanding balances are as follows:

          Mr. Ferraro                                  $ 40,000
          Mr. Willett                                    50,000
          Mr. Mintz                                      50,000
          Mr. Grizzle                                    75,000
                                                       --------
                                                       $215,000
                                                       ========

NOTE 15 - INCENTIVE COMPENSATION PLAN
-------------------------------------

The Amended and Restated Limited Liability Company Agreement (the "LLC Agreement") of MBW LLC contains an incentive compensation arrangement (the "Incentive Plan") as a means by which certain key employees and other specifically designated persons ("Key Personnel") of the Company, and/or affiliated with the Company, may be given an opportunity to benefit from appreciation in the value of the Company. Under the Incentive Plan, Key Personnel are issued a specific class of limited liability company member units ("Incentive Units"), at a diminutive value, as a means to participate in the appreciation of the Company. The Incentive Units are subject to vesting requirements based on terms of employment or other factors.

Upon a change of control or initial public offering ("IPO") of the Company's or Holdings' stock, all Incentive Units will vest immediately, except for certain Incentive Units issued after December 31, 1997, which will remain subject to normal vesting requirements under the Incentive Plan. The holders of vested Incentive Units will be entitled to certain payments or distributions based on the amounts paid or distributed to the investors in MBW LLC. In general, there will be no payments to holders of vested Incentive Units until the MBW LLC investors have received a designated return on their investments. The type of payment will be cash or non-cash consideration, depending on the type of triggering event and the type of distribution received by MBW LLC investors.

The total amount due under the Incentive Plan, if any, is subject to the vesting factors discussed above. Based on management and the Board of Director's assessment of the current valuation of the Company, compensation expense for the year ended December 27, 1997 totaled $2.3 million. Should the Company appreciate further in value, compensation expense to be recognized in future periods under the Incentive Plan could be significant. The fiscal 1997 compensation expense has been recorded as a liability of MBW LLC as the sponsor of the Incentive Plan. However, because the Incentive Plan is for the benefit of Key Personnel of the Company, expense recognized under the Incentive Plan has been pushed down to the Company, and has been recorded by the Company as expense and as additional paid in capital from its parent.

NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES
------------------------------------------------

The Company is subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation would not have a material adverse effect on the Company's financial condition or results of operations.

The Company has entered into manufacturing contracts, which require minimum annual production orders. The minimum annual production orders for all contracts through the year 2003 are 3.3 million cases of product. This volume represents substantially less than the Company's current production requirements.

NOTE 17 - SUBSEQUENT EVENTS
--------------------------

ACQUISITION

On January 16, 1998, subsequent to the Company's fiscal year end, the Company acquired all the assets of the Duncan Hines Business from the Procter & Gamble Company ("P&G"). The assets acquired by the Company include (i) Duncan Hines(R) and associated trademarks, (ii) substantially all of the equipment for the manufacture of Duncan Hines products currently located in P&G's Jackson, Tennessee facility, (iii) proprietary formulations for Duncan Hines products,
(iv) other product specifications and customer lists and (v) rights under certain contracts, licenses, purchase orders and other arrangements and permits. The Company intends to use the acquired assets in its operations of the Duncan Hines Business. The purchase price of approximately $445.0 million was based on an arm's length negotiation between the Company and P&G.

To finance the acquisition of the Duncan Hines Business and related costs, the Company incurred an early extinguishment of its existing senior secured term debt and senior secured revolving debt facility, borrowed $450.0 million of senior secured bank debt under a Second Amended and Restated Credit Agreement, and received a capital contribution from Holdings of $93.8 million. As a result of the early extinguishment, the Company will record an extraordinary charge of $1.8 million net of the income taxes of $1.2 million, for the write off of deferred loan acquisition costs in 1998.

The cost to acquire the Duncan Hines Business has been allocated to tangible and intangible assets acquired as follows (dollars in thousands):

Cash paid to acquire assets                 $445,000
Other acquisition costs                        3,121
                                            --------
                                             448,121

Costs assigned to tangible assets            (40,953)
                                            --------
Costs attributable to intangible assets     $407,168
                                            ========

The following unaudited pro forma combined results of operations of the Company and the Duncan Hines Business, together with the other acquisitions made by the Company for the year ended December 27, 1997, gives pro forma effect to the acquisitions as though the acquisitions occurred as of January 1, 1997 (dollars in thousands):


Net sales                                 $460,294
                                          ========

Net income                                $  4,260
                                          ========

The foregoing unaudited pro forma results of operations reflect one year's amortization of the goodwill and other intangibles resulting from the acquisition of the assets of the Duncan Hines Business. The allocation of purchase price has not been finalized; however, any changes are not expected to be material.

INTEREST RATE SWAP AGREEMENT

The Company entered into an interest rate swap agreement (the "Swap") on March 17, 1998, in order to reduce the impact of changes in interest rates on its floating rate long term debt. The notional principal amount covered under the Swap is $150.0 million and the term is three years. The effective current swap rate is 5.81%. The applicable rate is set quarterly with the first reset date on June 17, 1998. Amounts to be paid or received, if any, under the Swap will be recognized as an increase or decrease, respectively, in interest expense. The counterparty to the Company's Swap is a major financial institution.

Under the Swap, the Company will make payments to the counterparty if the three-month LIBOR rate is less than the swap rate and receive payments from the counterparty if the three month LIBOR rate exceeds the swap rate. The payments will be calculated based upon the notional principal amount. At the time the Swap was entered into, the three-month LIBOR rate was 5.69%.

Risks associated with the Swap include those associated with changes in the market value and interest rates. Management considers the potential loss in future earnings and cash flows attributable to the Swap to not be material.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors
of CONOPCO, Inc.


We have audited the accompanying statement of assets to be acquired as of December 31, 1996 and the statements of operations for the years ended December 31, 1996 and 1995 of Mrs. Butterworth's Business, a component of CONOPCO, Inc. (the "Business"). These financial statements are the responsibility of CONOPCO, Inc.'s management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements were prepared to present the assets to be acquired and the results of operations of the Business pursuant to the purchase agreement between CONOPCO, Inc. and MBW Acquisition Corp. (the "Buyer") as described in Note 1 and are not intended to be a complete presentation of the Business's financial position and cash flows.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets to be acquired of the Business as of December 31, 1996 and the results of its operations for the years ended December 31, 1996 and 1995, pursuant to the purchase agreement referred to in Note 1, in conformity with generally accepted accounting principles.

Price Waterhouse LLP
San Francisco, California
March 14, 1997

                          Mrs. Butterworth's Business

                        (A Component of CONOPCO, Inc.)

                      Statement of Assets to be Acquired
                               December 31, 1996
                                (in thousands)


Inventories                                                            $  829
Machinery and equipment, net of accumulated depreciation of $1,791      2,774
                                                                       ------
  Total assets                                                         $3,603
                                                                       ======

    The accompanying notes are an integral part of the financial statements

                          MRS. BUTTERWORTH'S BUSINESS

                        (A COMPONENT OF CONOPCO, INC.)

                            STATEMENT OF OPERATIONS
                                (IN THOUSANDS)

                                                    Years Ended December 31,
                                                    -----------------------
                                                      1996         1995
                                                    --------     --------
Net sales                                           $89,541       $91,302
Costs and expenses:
  Cost of products sold                              28,955        27,743
  Brokerage and distribution                          8,140         7,583
  Trade promotions                                   17,672        19,380
  Consumer marketing                                 10,835        13,291
  Selling, general and administrative                 6,753         6,120
                                                    -------       -------

  Total costs and expenses                           72,355        74,117
                                                    -------       -------
Income before taxes                                  17,186        17,185
  Provision for income taxes                          6,616         6,616
                                                    -------       -------
Net income                                          $10,570       $10,569
                                                    =======       =======

   The accompanying notes are an integral part of the financial statements.

                          Mrs. Butterworth's Business

                        (A Component of CONOPCO, Inc.)

                         Notes to Financial Statements
                               December 31, 1996
                                (In thousands)


1.   Description of Business

     In December 1996, CONOPCO, Inc. ("CONOPCO" or the "Company"), a subsidiary of Unilever United States, Inc., entered into an Asset Purchase Agreement (the "Agreement") with MBW Acquisition Corp., the predecessor of MBW Foods Inc. (the "Buyer"). The Agreement provides for the sale of certain assets of CONOPCO pertaining to its Mrs. Butterworth's Business (the "Business") and the assumption of certain liabilities relating to future commitments as defined (see Note 7). The Business was operated as part of Van den Bergh Foods Company ("Van den Bergh"), a division of the Company. The Business' products, which are distributed on a national basis, consist of syrup and pancake mix. A significant portion of the Business' net sales are with major retailers.

     The sale was consummated on December 31, 1996, after the close of business but before the end of the business day. Under the terms of the Agreement, CONOPCO, Inc. sold to the Buyer certain assets exclusively used in the Business, as defined in the Agreement, and retains the manufacturing plants, employees and the retained liabilities of the Business, as defined in the Agreement.

     Throughout the periods covered by the financial statements, the Business operations were conducted and accounted for as a part of the Company. These financial statements have been carved out from the Company's historical accounting records.

     Under the Company's centralized cash management system, cash requirements of the Business were generally provided directly by the Company and cash generated by the Business was generally remitted directly to the Company. Transaction systems, (e.g., payroll, employee benefits, accounts payable) used to record and account for cash disbursements were provided by centralized company organizations outside the defined scope of the Business. Most of these corporate systems are not designed to track assets/liabilities and receipts/payments on a business specific basis. Given these constraints and the fact that only certain assets of the Business were sold, statements of financial position and cash flows could not be prepared.

                          Mrs. Butterworth's Business

                        (A Component of CONOPCO, Inc.)

                   Notes to Financial Statements (Continued)
                               December 31, 1996
                                (In thousands)


1. Description of Business (Continued)

The manufacturing and distribution operations of the Business are conducted at sites where other Company manufacturing and distribution not included in the Business are present. In addition, certain non-manufacturing operations of the Business share facilities and space with other Company operations. At these shared sites, only the assets of the Business (inventories and machinery and equipment) are included in the Statement of Assets to be Acquired. The Statement of Assets to be Acquired is as of the close of business on December 31, 1996, immediately prior to the sale.

Net sales in the accompanying Statement of Operations represent net sales directly attributable to the Business. Costs and expenses in the accompanying statement of operations represent direct and allocated costs and expenses related to the Business. Costs for certain functions and services performed by centralized Company organizations outside the defined scope of the Business have been allocated to the Business based on usage or sales of the Business, as appropriate, compared to total Van Den Bergh usage or sales. The results of operations include expense allocations for (1) costs for administrative functions and services performed on behalf of the Business by centralized staff groups within the Company, (2) research and development expense and (3) CONOPCO's general corporate expenses including pension and certain other postretirement benefits costs (see Note 2, 3 and 5 for a description of the allocation methodologies employed). CONOPCO maintains all debt and notes payable on a consolidated basis to fund and manage all of its operations. Debt and related interest expense were not allocated to the Business.

All of the allocations and estimates in the Statements of Operations are based on assumptions that Company management believes are reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if the Business had been operated as a separate entity or future results of the Business.

                          Mrs. Butterworth's Business

                        (A Component of CONOPCO, Inc.)

                   Notes to Financial Statements (Continued)
                               December 31, 1996
                                (In thousands)

2.   Summary of Significant Accounting Policies

     Income recognition. Sales and related cost of products sold are included in income and expense, respectively, when products are shipped to the customer.

     Inventories. Inventories are priced at the lower of cost or market with cost determined by the last-in, first-out (LIFO) method.

     Machinery and equipment ("M&E"). M&E is stated at historical cost. Alterations and major overhauls which extend the lives of its property or increase the capacity of M&E are capitalized. The amounts for property disposals are removed from M&E and accumulated depreciation accounts and any resultant gain or loss is included in earnings. Ordinary repairs and maintenance are charged to operating costs.

     Depreciation. Van Den Bergh calculates depreciation using the straight-line method over the useful lives of its property and M&E. Depreciation provided in costs and expenses is allocated to the Business based on sales of the Business compared to total Van Den Bergh sales.

     Cost of Products Sold. Cost of products sold includes direct costs of materials, labor, and overhead and allocated costs for facilities, functions and services used by the Business at shared sites. Overhead allocations are based on estimated time spent by employees, relative use of facilities, estimated consumption of supplies, and sales of the Business compared to total Van Den Bergh sales.

     Brokerage and distribution. Brokerage and distribution includes costs of the outside brokerage network and outbound freight.

     Trade promotions. Trade promotions represents promotional incentives offered to retailers.

     Consumer marketing. Consumer marketing is comprised of all costs associated with advertising coupons. Advertising expense is accrued as incurred. Production costs are expensed on the initial use of the advertisement.

                          Mrs. Butterworth's Business

                        (A Component of CONOPCO, Inc.)

                   Notes to Financial Statements (Continued)
                               December 31, 1996
                                (In thousands)

2.   Summary of Significant Accounting Policies (Continued)

     Selling, general and administrative. Selling, general and administrative consists solely of allocated selling, administration and research and development expenses. The Business is allocated these expenses based on sales of the Business compared to total Van den Bergh sales.

     Income taxes. The taxable income of the Business was included in the tax returns of CONOPCO. As such, separate income tax returns were not prepared or filed for the Business. The provision for income taxes included in the accompanying statement of operations has been determined based upon statutory rates applied to pre-tax income.

     Pensions. The Company has noncontributory defined benefit plans covering substantially all U.S. employees, including the employees of the Business. The benefits for these plans are based primarily on employees' years of service and employees' compensation during the last years of employment. It is the Company's policy to fund at least the minimum amounts required by the Employee Retirement Income Security Act of 1974. The Company maintains profit-sharing and savings plans for full-time employees who meet certain eligibility requirements. The costs allocated to the Business relative to the aforementioned plans are based on sales of the Business.

     Other post retirement benefits. The Company provides certain health care and life insurance benefits (post retirement benefits) to substantially all eligible retired U.S. employees and their dependents. These benefits are accounted for as they are earned by active employees. The post retirement costs allocated to the Business are based on sales of the Business.

     Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Also, as discussed in Note 1, these financial statements include allocations and estimates that are not necessarily indicative of the costs and expenses that would have resulted if the Business had been operated as a separate entity or future results of the Business.

                          Mrs. Butterworth's Business

                        (A Component of CONOPCO, Inc.)

                   Notes to Financial Statements (Continued)
                               December 31, 1996
                                (In thousands)

3.   Related Party Transactions

     The statement of operations include significant allocations from other Company organizations involving functions and services (such as finance and accounting, management informations systems, research and development, legal, human resources and purchasing) that were provided to the Business by centralized CONOPCO organizations outside the defined scope of the Business. The costs of these functions and services have been allocated to the Business using methods that CONOPCO's management believes are reasonable. Such allocations are not necessarily indicative of the costs that would have been incurred if the Business had been a separate entity. Total cost of products sold includes $2,656 and $3,026 in allocated costs for the years ended December 31, 1996 and 1995, respectively. Selling, general and administrative expenses include $6,753 and $6,120 of allocated costs for the years ended December 31, 1996 and 1995, respectively.

4.   Provision for Income Taxes

     Taxes computed at the U.S. statutory rates are summarized below:

                                             1996              1995
                                        --------------    --------------
                                        Amount      %     Amount     %
                                        ------    ----    ------   -----
Federal                                 $5,843    34.0    $5,843    34.0
State (net of federal tax benefit)         773     4.5       773     4.5
                                        ------    ----    ------    ----
Provision for income taxes              $6,616    38.5    $6,616    38.5
                                        ======    ====    ======    ====

                          Mrs. Butterworth's Business

                        (A Component of CONOPCO, Inc.)

                   Notes to Financial Statements (Continued)
                               December 31, 1996
                                (In thousands)

5. Inventories

                                                             1996
                                                           --------
   Raw materials, packaging and supplies                    $ 301
   Finished products                                          631
                                                            -----
                                                              932
   Adjustment to LIFO basis                                  (103)
                                                            -----
                                                            $ 829
                                                            =====


   The Company's application of LIFO is not attributable to individual business units. Accordingly, the results of applying LIFO have been allocated to the Business based on relative inventory values. Management believes such allocations are reasonable, but may not necessarily reflect the cost that would have been incurred if LIFO had been applied on a business specific basis.

6. Depreciation Expense

   Depreciation provided in costs and expenses was $277 in 1996 and $311 in 1995.

7. Commitments and Contingencies

   The Business is currently subject to certain lawsuits and claims with respect to matters such as product liability and other actions arising in the normal course of business. Such lawsuits and claims, as defined in the Agreement, are the responsibility of CONOPCO.

   In the normal course of its operations, the Business has informal agreements with two suppliers to provide the Business with its glass bottle requirements. These informal agreements contain no specified duration and are subject to price adjustments. If these agreements were to terminate, the Company expects that the Business would acquire any on-hand inventory of the suppliers.

Schedule IX - Valuation Reserves
--------------------------------

                            Column A                       Column B            Column C          Column D    Column E

                                                                              Additions
                                                                       ------------------------
                                                          Balance at    Charged to    Charged                Balance at
                                                          Beginning     Costs and     to Other                   End
                           Description                    of Period     Expenses      Accounts   Deductions    of Year
                   ------------------------------         ----------    ----------   ----------  ----------  ----------
December 27, 1997 Allowance for doubtful accounts         $        -    $  140,000   $        -  $        -  $  140,000
                                                          ==========    ==========   ==========  ==========  ==========