Form 10-Q
period 1998-03-28
AURORA FOODS INC
filed 1998-05-12
CIK 1033523

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


     (Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1998


                                       OR


    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
       For the transition period from _______________ to ________________


                        Commission file number 33-24715
                               AURORA FOODS INC.
             (Exact Name of Registrant as Specified in Its Charter)


           DELAWARE                                      13-3921934
           ---------                                     ----------
    (State or Other Jurisdiction              (IRS Employer Identification No.)
  of Incorporation or Organization)


                        445 Hutchinson Avenue, Suite 960
                              Columbus, OH  43235
          (Address of Principal Executive Office, Including Zip Code)

                                 (614) 436-8600
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes           No  X
                                        ----         ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


                                                              Shares Outstanding
                                                                     May 8, 1998
Common stock, $0.01 par value                                              1,000

--------------------------------------------------------------------------------
================================================================================

                                     PART I
                                     ------

                             FINANCIAL INFORMATION
                             ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

See pages 2 through 9

                               AURORA FOODS INC.
                                BALANCE SHEETS
                            (dollars in thousands)

                                                                                     March 28,              December 27,
                                                                                       1998                    1997
                                                                                  ---------------         ---------------
                                                                                   (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                          $ 23,330                 $ 4,717
     Accounts receivable (net of $234 and $140 allowance, respectively)                   12,271                  12,362
     Accounts receivable - other (Note 3)                                                 10,576                   1,474
     Inventories (Note 4)                                                                 24,851                   6,902
     Prepaid expenses and other assets                                                     4,973                   1,955
     Deferred tax assets                                                                   8,537                   2,966
                                                                                  ---------------         ---------------
          Total current assets                                                            84,538                  30,376

Property, plant and equipment, net                                                        45,031                  14,075
Goodwill and other intangible assets, net                                                717,956                 315,241
Other assets                                                                              22,026                  13,047
                                                                                  ===============         ===============
          Total assets                                                                 $ 869,551               $ 372,739
                                                                                  ===============         ===============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Current portion of long term debt                                                   $ 9,000                 $ 4,375
     Accounts payable                                                                     26,267                   6,443
     Accrued liabilities                                                                  29,107                  17,409
                                                                                  ---------------         ---------------
          Total current liabilities                                                       64,374                  28,227

Deferred tax liabilities                                                                   7,771                   3,745
Senior secured revolving debt facility                                                         -                  37,500
Senior secured term debt                                                                 441,000                  35,625
Senior subordinated notes                                                                202,377                 202,419
                                                                                  ---------------         ---------------
          Total liabilities                                                              715,522                 307,516
                                                                                  ---------------         ---------------

Stockholder's equity:
     Common stock, $0.01 par value; 3,000 shares
        authorized; 1,000 shares issued and outstanding                                        -                       -
     Paid-in capital                                                                     218,191                  64,203
     Promissory notes (Note 5)                                                              (565)                   (215)
     (Accumulated deficit) retained earnings                                             (63,597)                  1,235
                                                                                  ---------------         ---------------
          Total stockholder's equity                                                     154,029                  65,223
                                                                                  ---------------         ---------------

          Total liabilities and stockholder's equity                                   $ 869,551               $ 372,739
                                                                                  ===============         ===============


                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                            STATEMENTS OF OPERATIONS
                             (dollars in thousands)
                                  (unaudited)

                                                                                            Three Months Ended
                                                                                  --------------------------------------
                                                                                    March 28,                 March 29,
                                                                                      1998                      1997
                                                                                  ------------                ----------
Net sales                                                                            $ 89,385                  $ 21,253
Cost of goods sold                                                                     37,734                     7,167
                                                                                  ------------                ----------
     Gross profit                                                                      51,651                    14,086
                                                                                  ------------                ----------
Brokerage, distribution and marketing expenses:
     Brokerage and distribution                                                         9,355                     2,279
     Trade promotions                                                                  15,568                     3,643
     Consumer marketing                                                                 7,997                     1,331
                                                                                  ------------                ----------
Total brokerage, distribution and marketing expenses                                   32,920                     7,253

Amortization of goodwill and other intangibles                                          4,597                       828
Selling, general and administrative expenses                                            2,346                     1,053
Compensation plan expense (Note 5)                                                     60,000                         -
Transition related costs (Note 6)                                                       1,926                       126
                                                                                  ------------                ----------
Total operating expenses                                                              101,789                     9,260
                                                                                  ------------                ----------
     Operating (loss) income                                                          (50,138)                    4,826

Interest income                                                                          (223)                      (32)
Interest expense                                                                       12,837                     2,654
Amortization of deferred financing expense                                                513                     2,313
Other bank and financing expenses                                                          51                         9
                                                                                  ------------                ----------

     Loss before income taxes and
        extraordinary item                                                            (63,316)                     (118)

Income tax benefit                                                                       (360)                      (47)
                                                                                  ------------                ----------

     Loss before extraordinary item                                                   (62,956)                      (71)

Extraordinary loss on early extinguishment of debt,
  net of tax of $1,184                                                                  1,876                         -
                                                                                  ------------                ----------
     Net loss                                                                       $ (64,832)                    $ (71)
                                                                                  ============                ==========

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                             (dollars in thousands)
                                  (unaudited)

                                                                                               Retained
                                             Common         Additional                         Earnings
                                             Stock           Paid-in          Promissory       (Accumulated
                                             Shares          Capital            Notes            Deficit)           Total
                                          ------------   ----------------    -------------   ---------------   ----------------
Balance at December 27, 1997                    1,000           $ 64,203           $ (215)          $ 1,235           $ 65,223
Capital contribution                               -              93,988             (366)               -              93,622
Payments on officer promissory
     notes                                         -                   -               16                -                  16
Compensation plan expense                          -              60,000                -                -              60,000
Net loss                                           -                   -                -           (64,832)           (64,832)
                                          ============   ----------------    -------------   ---------------   ----------------
Balance at March 28, 1998                       1,000          $ 218,191           $ (565)        $ (63,597)         $ 154,029
                                          ============   ================    =============   ===============   ================

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                                                Three months ended
                                                                                          -------------------------------
                                                                                            March 28,         March 29,
                                                                                              1998              1997
                                                                                          -------------      ------------

Cash flows from operating activities:
     Net loss                                                                                 $ (64,832)            $ (71)
     Early extinguishment of debt, net of tax                                                     1,876                 -
     Adjustments to reconcile net loss to cash provided by operating activities:
         Depreciation and amortization                                                            6,097             3,274
         Deferred income taxes                                                                     (360)             (177)
         Compensation plan expense                                                               60,000                 -
         Change in assets and liabilities, net of effects of business acquired:
             Decrease (increase) in accounts receivable                                              91            (5,510)
             Decrease (increase) in accounts receivable - other                                     898            (3,183)
             (Increase) decrease in inventories                                                 (17,949)               18
             Increase in prepaid expenses and other assets                                       (3,018)               (9)
             Increase in accounts payable                                                        19,824                 -
             Increase in accrued liabilities                                                     11,698             5,117
                                                                                          -------------      ------------

Net cash provided by (used in) operating activities                                              14,325              (541)
                                                                                          -------------      ------------


Cash flows from investing activities:
     Additions to property, plant and equipment                                                  (1,511)              (96)
     Asset dispositions                                                                             373                 -
     Additions to other non-current assets                                                          (90)              (49)
     Payment for acquisition of business                                                       (448,121)                -
                                                                                          -------------      ------------

Net cash used in investing activities                                                          (449,349)             (145)
                                                                                          -------------      ------------


Cash flows from financing activities:
     Proceeds from senior secured revolving and term debt                                       450,000                 -
     Proceeds from senior subordinated notes                                                          -           100,000
     Repayment of borrowings                                                                    (77,500)          (95,000)
     Capital contributions from Holdings, net of officer promissory notes                        93,638                 -
     Debt issuance costs                                                                        (12,501)           (4,951)
                                                                                          -------------      ------------

Net cash provided by financing activities                                                       453,637                49
                                                                                          -------------      ------------


Increase (decrease) in cash and cash equivalents                                                 18,613              (637)

Cash and cash equivalents, beginning of period                                                    4,717             8,666
                                                                                          -------------      ------------


Cash and cash equivalents, end of period                                                       $ 23,330           $ 8,029
                                                                                          =============      ============

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION
-----------------------------

The interim financial statements of Aurora Foods Inc. (the "Company"), included herein, have not been audited by independent accountants. The statements include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the financial position and operating results of the Company for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year.

For further information, reference should be made to the financial statements for the period ended December 27, 1997 and notes thereto included in the Company's Annual Report on Form 10-K on file at the Securities and Exchange Commission.

NOTE 2 - BUSINESS ACQUISITIONS
------------------------------

LOG CABIN

On July 1, 1997, the Company acquired substantially all the assets of the Log Cabin syrup business ("LC") from Kraft Foods, Inc. ("Kraft"). The Company manufactures the products under co-packing agreements with Kraft and a third party.

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

The acquisition was financed by (i) a capital contribution from Aurora Foods Holdings Inc. ("Holdings") of approximately $28.6 million, (ii) term loans of $40.0 million and revolving loans of $47.0 million borrowed under a senior secured debt facility, and (iii) proceeds of $102.5 million received in an additional senior subordinated note offering.

The cost to acquire LC has been allocated to tangible and intangible assets acquired as follows (dollars in thousands):


      Cash paid to acquire assets                                    $ 221,995
      Other acquisition costs                                            3,636
                                                              -----------------
                                                                       225,631
      Costs assigned to tangible assets                                (16,163)
                                                              -----------------

      Cost attributable to intangible assets                         $ 209,468
                                                              =================


DUNCAN HINES

On January 16, 1998, the Company acquired all the assets of the Duncan Hines business ("DH") from The Procter & Gamble Company ("P&G"). The assets acquired by the Company include (i) Duncan Hines(R) and associated trademarks, (ii) substantially all of the equipment for the manufacture of Duncan Hines products currently located in P&G's Jackson, Tennessee facility, (iii) proprietary formulations for Duncan Hines products, (iv) other product specifications and customer lists and (v) rights under certain contracts, licenses, purchase orders and other arrangements and permits. The Company intends to use the acquired assets in its operations of DH. The purchase price of approximately $445.0 million was based on arms length negotiations between the Company and P&G. The allocation of purchase price has not been finalized; however, any changes are not expected to be material.

To finance the acquisition of DH and related costs, the Company refinanced its existing senior bank facilities with $450.0 million of senior secured bank debt under a Second Amended and Restated Credit Agreement and received a capital contribution from Holdings of $93.6 million. As a result of the new bank borrowings, the Company incurred an early extinguishment of its pre-DH senior secured bank debt and recorded an extraordinary charge of $1.9 million, net of income taxes of $1.2 million, for the three months ended March 28, 1998.

The cost to acquire DH has been allocated to tangible and intangible assets acquired as follows (dollars in thousands):


      Cash paid to acquire assets                                   $ 445,000
      Other acquisition costs                                           3,121
                                                               ---------------
                                                                      448,121
      Costs assigned to tangible assets                               (40,953)
                                                               ---------------

      Cost attributable to intangible assets                        $ 407,168
                                                               ===============

Had the DH acquisition taken place January 1, 1998 and had the LC and DH acquisitions taken place January 1, 1997, the unaudited pro forma results of operations for the three months ended March 28, 1998 and March 29, 1997, respectively, would be as follows (dollars in thousands):


                                        Three Months Ended
                                  -----------------------------
                                   March 28,          March 29,
                                     1998               1997
                                  ----------        -----------
Net sales                          $ 95,068          $ 101,235
                                  ==========        ===========
Net (loss) income                  $(62,372)         $   3,603
                                  ==========        ===========


NOTE 3 - ACCOUNTS RECEIVABLE - OTHER
------------------------------------

Accounts receivable - other consist of the following (dollars in thousands):

                              March 28,               December 27,
                                1998                      1997
                           ----------------          ----------------
Conopco                           $      -                   $   111
Kraft                                   37                     1,057
P&G                                 10,000                         -
Other                                  539                       306
                           ----------------          ----------------
                                  $ 10,576                   $ 1,474
                           ================          ================


The balances due as of March 28, 1998 and December 27, 1997 from Conopco, Inc. ("Conopco") and Kraft were comprised of accounts receivable collected by them on behalf of the Company. The balance due as of March 28, 1998 from P&G is the amount reimbursable from the relocation of acquired equipment to the Company's contract manufacturers' facilities.

NOTE 4 - INVENTORIES
--------------------

Inventories consist of the following (dollars in thousands):

                                March 28,                    December 27,
                                  1998                           1997
                        ------------------------       ------------------------
Raw materials                          $      -                        $   270
Finished goods                           24,851                          6,632
                        ------------------------       ------------------------
                                       $ 24,851                        $ 6,902
                        ========================       ========================

NOTE 5  COMPENSATION PLAN EXPENSE
---------------------------------

For the quarter ended march 28, 1998, the Company recorded non-cash compensation plan expense of $60.0 million based on the estimated current valuation of the Company and in accordance with the compensation arrangement ("Aurora Plan") contained in The Amended and Restated Limited Liability Company Agreement of MBW Investors LLC ("Agreement"). The previous estimated valuation of the Company for the year ended December 27, 1997 resulted in recording $2.3 million of compensation plan expense. The Current estimated valuation of the Company has increased significantly and has resulted in significant compensation plan expense. In addition, most rights under the Aurora Plan are fully vested. The expense has been recorded as a liability of MBW Investors LLC as the sponsor of the Aurora Plan. However, because the Aurora Plan is for the benefit of key personnel (as defined in the Agreement) of the Company, expense recognized under the Aurora Plan has been pushed down to the Company, and has been recorded by the Company as compensation plan expense and as additional paid in capital from its parent. Should the Company appreciate further in value, additional compensation plan expense would be recorded in future periods.

MBW Investors LLC will satisfy its liability under the Aurora Plan by distributing equity securities to vested key personnel according to the Agreement and similar to the type of equity securities distributed to investors in MBW Investors LLC.

NOTE 6  TRANSITION RELATED COSTS
--------------------------------

Transition related costs consist of one-time costs incurred to establish the Company's operations and integrate the acquired businesses, including relocation expenses, recruiting fees, sales support and other unique transitional expenses.

NOTE 7  SUBSEQUENT EVENT
------------------------

Prior to April 8, 1998, 100% of the capital stock of the Company was directly held by Holdings, and 100% of Holdings' capital stock was directly held by MBW Investors LLC ("MBW LLC"), a Delaware limited liability company. Accordingly, 100% of the Company's capital stock was indirectly held by MBW LLC. After giving effect to the Contribution (defined below), Aurora/VDK LLC ("New LLC") directly holds 100% of Holdings' capital stock and Holdings continues to hold directly 100% of the Company's capital stock. VDK Foods LLC ("VDK LLC"), also a Delaware limited liability company, and MBW LLC directly hold 44.5% and 55.5%, respectively, of the interests in New LLC and, therefore, indirectly hold 44.5% and 55.5%, respectively, of the Company's capital stock.

On April 8, 1998, MBW LLC and VDK LLC formed New LLC. MBW LLC contributed all of the capital stock of Holdings and VDK LLC contributed all of the capital stock of VDK Holdings, Inc. ("VDK Holdings"), a Delaware corporation, to New LLC (the "Contribution"). In return for those contributions, MBW LLC was issued 55.5% of the interests in New LLC plus a right to receive a special $8.5 million priority distribution from New LLC, and VDK LLC was issued 44.5% of the interests in New LLC plus a right to receive a special $42.4 million priority distribution from New LLC. The amount and source of consideration used by MBW LLC and VDK LLC for their acquisition of interests in New LLC were their equity in Holdings and VDK Holdings, respectively.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Registrant's 1997 Form 10-K for the period ended December 27, 1997.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Financial Statements and notes to the financial statements. Unless otherwise noted, years (1998 and 1997) in this discussion refer to the Company's March-ending quarters.

The following tables set forth, for the periods indicated, the percentage, which the items in the Statement of Operations bear to net sales. A summary of the period to period increases (decreases) in the components of operations is shown on the pages that follow.

             COMPARATIVE RESULTS: THREE MONTHS ENDED MARCH 28, 1998
                         AND MARCH 29, 1997 (UNAUDITED)



                                                                                                                          Period to
                                                                       Three Months Ended                                  Period
                                                   -----------------------------------------------------------            Increase
(dollars in thousands)                                 March 28, 1998                     March 29, 1997                 (Decrease)
                                                   ------------------------         --------------------------           ----------
Net sales                                          $ 89,385          100.0%          $ 21,253           100.0%              320.6%
Cost of goods sold                                   37,734           42.2              7,167            33.7               426.5
                                                   ---------        -------         ----------         -------             -------
     Gross profit                                    51,651           57.8             14,086            66.3               266.7
                                                   ---------        -------         ----------         -------             -------
Brokerage, distribution and
  marketing expenses:
     Brokerage and distribution                       9,355           10.5              2,279            10.7               310.5
     Trade promotions                                15,568           17.4              3,643            17.1               327.3
     Consumer marketing                               7,997            8.9              1,331             6.3               500.8
                                                   ---------        -------         ----------         -------             -------
Total brokerage, distribution
  and marketing expenses                             32,920           36.8              7,253            34.1               353.9

Amortization of goodwill
  and other intangibles                               4,597            5.2                828             3.9               455.2
Selling, general and
  administrative expenses                             2,346            2.6              1,053             5.0               122.9
Compensation plan expense                            60,000           67.1                  -             0.0               100.0
Transition related costs                              1,926            2.2                126             0.6             1,428.6
                                                   ---------        -------         ----------         -------             -------
     Total operating expenses                       101,789          113.9              9,260            43.6               999.2
                                                   ---------        -------         ----------         -------             -------

     Operating (loss) income                        (50,138)         (56.1)             4,826            22.7            (1,138.9)

Interest income                                        (223)          (0.3)               (32)           (0.2)              596.9
Interest expense                                     12,837           14.4              2,654            12.5               383.7
Amortization of deferred
  financing expense                                     513            0.5              2,313            10.9               (77.8)
Other bank and financing
  expenses                                               51            0.1                  9             0.0               466.7
                                                   ---------        -------         ----------         -------             -------

     Loss before income taxes
       and extraordinary item                       (63,316)         (70.8)              (118)           (0.5)          (53,557.6)
Income tax benefit                                     (360)          (0.4)               (47)           (0.2)             (666.0)
                                                   ---------        -------         ----------         -------             -------

     Loss before
       extraordinary item                           (62,956)         (70.4)               (71)           (0.3)          (88,570.4)

     Extraordinary loss on early
       extinguishment of debt,
       net of tax of $1,184                           1,876            2.1                  -             0.0               100.0
                                                   ---------        -------         ----------         -------             -------
     Net loss                                      $(64,832)         (72.5)             $ (71)           (0.3)%         (91,212.7)%
                                                   ---------        -------         ----------         -------             -------

                             RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 28, 1998 COMPARED TO THREE MONTHS ENDED MARCH 29, 1997

Net Sales. Net sales for the quarter were $89.4 million, which was an increase of $68.1 million compared to sales in the prior year's quarter of $21.3 million. The increase was the result of the acquisitions of LC and DH, which provided $25.9 and $42.7 million in net sales, respectively. Net dollar sales for Mrs. Butterworth's(R) branded products (syrup and pancake mix, collectively the "MBW Business") were down slightly for the quarter at $20.8 million. However, sales volume for the MBW Business increased 4.5% for the quarter.

Syrup net sales of $44.8 million increased $26.2 million, of which $25.9 million was attributable to the LC acquisition. Net sales for Mrs. Butterworth's(R) syrup products increased $0.3 million compared to the 1997 period while
Mrs. Butterworth's(R) syrup case volume increased by 10.8% from 788,000 standard cases in the 1997 period to 874,000 standard cases in 1998. The growth in Mrs. Butterworth's(R) syrup volume was attributable to increased sales of lower revenue per case products sold to the club store and foodservice markets.

Pancake mix sales were $1.9 million in the 1998 period compared to $2.7 million in the 1997 period. The decrease was due to a decline in growth as compared to last year of the pancake mix category and a retail inventory build up during the first quarter of 1997 in response to a consumer event which inflated sales for the prior year period.

Net sales for the Company's Duncan Hines(R) baking mix products were $42.7 million for the first quarter of 1998 and included results of operations from January 16, 1998, the date of acquisition. Including results for the stub period (January 1 to January 16), sales would have been $47.8 million, which was a decrease of 10.1% from the prior year period. Sales of Duncan Hines(R) products were negatively impacted in January and February by a case load into retail channels initiated by P&G in the latter part of 1997, which resulted in volume increases in December 1997 relative to December 1996 for cake mix and ready-to-spread frosting of 118.3% and 129.5%, respectively. Monthly sales volumes since February have returned to prior year levels.

Gross Profit. Gross profit as a percentage of net sales was 57.8% for the current quarter as compared to 66.3% for the 1997 period. The gross margin was affected by the inclusion of sales of Duncan Hines(R) baking mix products, which have lower gross margins than syrup and pancake mix products. The syrup and pancake mix products had a gross margin of 67.2% in the current quarter, a 0.9% increase compared to the 1997 period. The improvement was attributable to lower manufacturing expense resulting from the Company's long-term contract manufacturing agreements and lower corn syrup costs.

Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses for the current quarter were 36.8% as a percentage of net sales compared to 34.1% in the 1997 period. The increase was primarily the result of the implementation of new advertising programs for all of the Company's brands where none existed during the prior year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $2.3 million were 2.6% as a percentage of net sales, as compared to 5.0% for the same period in 1997. The favorable variance represents the efficiencies realized from the increased size of the Company.

Compensation Plan Expense. Non-cash compensation plan expense of $60.0 million was based on the estimated current valuation of the Company and in accordance with the compensation arrangement contained in the Amended and Restated Limited Liability Company Agreement of MBW Investors LLC. (See Note 5 to the interim financial statements.)

Transition Related Costs. Transition related costs consist of one-time costs incurred to establish the Company's operations and integrate the acquired businesses, including relocation expenses, recruiting fees, sales support and other unique transitional expenses.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles of $4.6 million was attributable to the acquisitions of the MBW Business on December 31, 1996, LC on July 1, 1997 and DH on January 16, 1998.

Operating (Loss) Income. Operating loss for the quarter was $50.1 million as compared to operating income of $4.8 million for the prior year period. Excluding the recognition of non-cash compensation plan expense of $60.0 million, operating profit was $9.9 million, which was an increase of $5.0 million compared to last year. The operating income margin, excluding (i) compensation plan expense, (ii) higher goodwill amortization (5.2% versus 3.9% as a percentage of net sales in 1997) and (iii) higher transition related expenses (2.2% versus 0.6% as a percentage of net sales in 1997) associated with the acquisitions of LC and DH, would have been 18.5% as compared to 22.7% in the prior year's quarter. The margin decrease was due to lower gross margins and incremental marketing costs for advertising associated with reestablishing media programs for the Mrs. Butterworth's(R) and Log Cabin(R) syrup brands and ongoing media support for the Duncan Hines(R) brand.

Interest Expense and Amortization of Deferred Financing Expense. The aggregate of net interest expense and amortization of deferred financing expense was $13.1 million in the current quarter. The increased expenses were related to the financing of the acquisitions of LC and DH.

Income Tax Benefit. The effective tax rate was lower than the statutory rate due to the effect of non-deductible compensation plan expense.

Net Loss. Net loss was $64.8 million in the current quarter. Excluding the effect of non-cash compensation plan expense, the net loss of $4.8 million was greater than the net loss incurred in the 1997 period due to higher interest expense and amortization of deferred financing expense than incurred during the 1997 period.

                        LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 28, 1998, cash provided by operations was $14.3 million. Net loss before depreciation, amortization, compensation plan expense and the loss from extraordinary items triggered a use of cash of $4.0 million. Current assets, excluding cash and current deferred tax assets, increased $30.0 million and current liabilities, excluding current maturities of senior secured term debt, increased $31.5 million. The increase in both current assets and current liabilities was the result of three factors: (1) inclusion of all items of working capital related to the Log Cabin business, which had previously been accounted for on the prior owner's books through the transition period and recorded on the Company's books as a monthly net cash settlement, (2) addition of inventory balances of Duncan Hines products which were assumed in March 1998 as part of the transition process from P&G, and (3) receivable balance due from P&G to cover reimbursable costs incurred in connection with the relocation of manufacturing equipment from P&G to the Company's contract manufacturers' production facilities.

Net cash used in investing activities was $449.3 million for the three months ended March 28, 1998. In addition to the acquisition of DH, the Company spent $1.5 million on capital expenditures and $0.1 million on furniture and fixtures. The capital expenditures were incurred to relocate and install acquired manufacturing equipment at the Company's contract manufacturers' production facilities. In addition, the Company disposed of surplus production equipment and received proceeds of $0.5 million from the dispositions. The Company expects to spend approximately $10.7 million on capital expenditures in 1998 and anticipates that these expenditures will be funded from internal cash flow.

During the three months ended March 28, 1998, financing activities provided cash of $453.6 million. To finance the acquisition of DH and related expenses, the Company refinanced its existing senior bank facilities with $450.0 million of senior secured term debt under the Second Amended and Restated Credit Agreement and received a capital contribution from Holdings in the amount of $93.6 million. In conjunction with the refinancing, the Company incurred an early extinguishment of debt that was recorded as an extraordinary item, net of tax, in the Statement of Operations in the amount of $1.9 million.

At March 28, 1998, the Company had $23.3 million of cash and cash equivalents and an unused commitment of $75.0 million on its senior secured revolving debt facility. The Company's primary sources of liquidity are cash flows from operations and available borrowings under the $75.0 million revolving debt facility. Management believes the available borrowing capacity under the revolving debt facility combined with cash provided by operations will provide the Company with sufficient cash to fund operations as well as to meet existing obligations.

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number    Exhibit
------    -------

2.1 Asset Purchase Agreement, dated as of December 18, 1996, by and between MBW Foods Inc. (as successor-in-interest to MBW Acquisition Corp.) and Conopco, Inc., as amended. (Incorporated by reference to
          Exhibit 2.1 to the Form S-4 filed on August 21, 1997 ("S-4")).

2.2 Asset Purchase Agreement, dated as of March 7, 1997, by and between the Company and Kraft Foods, Inc. (Incorporated by reference to Exhibit 2.2 to the S-4).

2.3 Asset Purchase Agreement, dated as of November 26, 1997, by and between the Company and The Procter & Gamble Company. (Incorporated by reference to Exhibit 2.1 to the Form 8-K filed on January 30, 1998 (the "Form 8-K")).

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

4.2 Specimen Certificate of 9 7/8% Series B Senior Subordinated Note due 2007 (included in Exhibit 4.1 hereto). (Incorporated by reference to Exhibit 4.2 to the S-4).

4.3 Form of Note Guarantee to be issued by future subsidiaries of the Company pursuant to the Indenture (included in Exhibit 4.1 hereto). (Incorporated by reference to Exhibit 4.4 to the S-4).

4.4 Indenture dated as of July 1, 1997 by and between the Company and Wilmington Trust Company (the "Series D Indenture"). (Incorporated by reference to Exhibit 4.6 to the S-4).

4.5 Specimen Certificate of 9 7/8% Series D Senior Subordinated Note due 2007 (included in Exhibit 4.4 hereto). (Incorporated by reference to Exhibit 4.3 to the S-4).

4.6 Form of Note Guarantee to be issued by future subsidiaries of the Company pursuant to the Series D Indenture (included in Exhibit 4.4 hereto). (Incorporated by reference to Exhibit 4.8 to the S-4).

4.7 Security holders Agreement, dated as of April 8, 1998, by and among Aurora/VDK LLC, MBW Investors LLC, VDK Foods LLC and the other parties signatory thereto. (Incorporated by reference to Exhibit 4.8 to the Form 8-K).

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

10.4 Second Amended and Restated Credit Agreement, dated as of January 16, 1998, by and among the Company, Aurora Foods Holdings Inc., as Guarantor, the Lenders listed therein, The Chase Manhattan Bank, as Administrative Agent, Chase Securities Inc., as Arranging Agent and Exhibits thereto. (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-K filed on March 27, 1998 (the "10-K")).

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

10.11 First Amended and Restated Limited Liability Company Agreement of MBW Investors LLC, dated as of January 16, 1998. (Incorporated by reference to Exhibit 10.11 to the 10-K).

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

10.16 First Amended and Restated Red Wing Co-Pack Agreement, dated as of November 19, 1997, by and between the Company and The Red Wing Company, Inc. (Confidential treatment for a portion of this document has been requested by the Company). (Incorporated by reference to
          Exhibit 10.16 to the 10-K).

10.17 Employment Agreement dated July 1, 1997, by and between the Company and Dirk Grizzle. (Incorporated by reference to Exhibit 10.17 to the 10-K).

10.18 Production Agreement, dated November 19, 1997, by and between the Company and The Red Wing Company, Inc. (Confidential treatment for a portion of this document has been requested by the Company). (Incorporated by reference to Exhibit 10.18 to the 10-K).

10.19 Transitional Supply Agreement, dated January 16, 1998, by and between the Company and The Procter & Gamble Manufacturing Company. (Confidential treatment for a portion of this document has been requested by the Company). (Incorporated by reference to Exhibit 10.20 to the 10-K).

10.20 Amendment No. 1 to Ferraro Employment Agreement, dated as of January 1, 1998, between the Company and Thomas J. Ferraro. (Incorporated by reference to Exhibit 10.10 to the Aurora Foods Inc. Form S-1 dated April 22, 1998 (the "S-1")).

10.21 Amendment No. 1 to Willett Employment Agreement, dated as of January 1, 1998, between C. Gary Willett and the Company. (Incorporated by reference to Exhibit 10.12 to the S-1).

23.1      Consent of Price Waterhouse LLP. (Incorporated by reference to Exhibit
          23.1 to the S-4).

23.4      Consent of Coopers & Lybrand L.L.P. (Incorporated by reference to
          Exhibit 23.4 to the S-4).

24.1 Power of Attorney. (Incorporated by reference to Exhibit 24.1 to the S-4).

27.1      Financial Data Schedule.

(b)  Reports on Form 8-K

1. A report on Form 8-K, dated January 16, 1998, was filed on January 30, 1998 on which Items 2 and 7 were reported. No financial statements were filed with this filing.

2. A report on Form 8-KA, dated January 16, 1998, was filed on March 27, 1998 on which Items 2 and 7 were reported and which included the following financial statements.

        (a) The Statements of Equipment and Goodwill as of December 31, 1997 (unaudited) and June 30, 1997 (audited) and 1996 (audited) and for the Statements of Direct Revenues and Direct expenses for the Duncan Hines business of the Procter & Gamble Company, for the years ended June 30, 1997 (audited), 1996 (audited) and 1995 (audited) and for the six month period ended December 31, 1997 (unaudited) and for the three month period ended September 30, 1997 (unaudited).

        (b) The unaudited pro forma Statement of Operations of Aurora Foods Inc. for the year ended December 27, 1997 and the pro forma balance sheet as of December 27, 1997 together with notes.

3. A report on Form 8-K, dated April 8, 1998, was filed on April 21, 1998 on which Items 5 and 7 were reported. No financial statements were filed with this filing.


4. A report on Form 8-K, dated April 22, 1998, as amended, was filed on May 1, 1998 on which Item 5 was reported. No financial statements were filed with this filing.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AURORA FOODS INC.


Dated: May 12, 1998                     By: /s/ Dirk C. Grizzle
      -----------------                 -----------------------
                                        Dirk C. Grizzle
                                        Chief Financial Officer
                                        (Duly Authorized Officer,
                                        Principal Financial Officer and
                                        Principal Accounting Officer)