Form 10-Q
period 1998-06-30
AURORA FOODS INC
filed 1998-08-12
CIK 1033523

_______________________________________________________________________________
_______________________________________________________________________________


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                   FORM 10-Q



   (Mark One)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                                       OR


   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
      For the transition period from _______________ to ________________


                       Commission file number 333-50681
                               AURORA FOODS INC.
            (Exact Name of Registrant as Specified in Its Charter)


             DELAWARE                                 94-3303521
             --------                                 ----------
 (State or Other Jurisdiction of           (IRS Employer Identification No.)
  Incorporation or Organization)



                       456 Montgomery Street, Suite 2200
                            San Francisco, CA  94104
          (Address of Principal Executive Office, Including Zip Code)

                                 (415) 982-3019
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes           No  X
                                        ___          ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


                                                              Shares Outstanding
                                                                  August 3, 1998
Common stock, $0.01 par value                                         67,000,000
________________________________________________________________________________
_______________________________________________________________________________

                                     PART I
                                     ------

                             FINANCIAL INFORMATION
                             ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

See pages 2 through 13.

                               AURORA FOODS INC.
                                BALANCE SHEETS
                (dollars in thousands except per share amounts)


                                                                                   June 30,                  December 27,
                                                                                    1998                        1997
                                                                                ------------                 ------------
ASSETS                                                                          (unaudited)
Current assets:
     Cash and cash equivalents                                                    $    3,118                    $  4,717
     Accounts receivable (net of $759 and $140 allowance, respectively)               69,377                      12,362
     Accounts receivable - other (Note 3)                                             11,022                       1,474
     Inventories (Note 4)                                                             69,916                       6,902
     Prepaid expenses and other assets                                                 8,258                       1,955
     Asset held for sale (Note 8)                                                      3,000                           -
     Current deferred tax assets                                                      12,459                       2,966
                                                                                  ----------                    --------
          Total current assets                                                       177,150                      30,376

Property, plant and equipment                                                        126,510                      14,075
Non-current deferred tax assets                                                        9,548                           -
Goodwill and other intangible assets                                               1,085,775                     315,241
Other assets                                                                          26,451                      13,047
                                                                                  ----------                    --------
          Total assets                                                            $1,425,434                    $372,739
                                                                                  ==========                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long term debt                                            $   28,674                    $  4,375
     Senior secured revolving debt facility                                           31,000                           -
     Accounts payable                                                                 45,259                       6,443
     Accrued liabilities                                                              65,685                      17,409
                                                                                  ----------                    --------
          Total current liabilities                                                  170,618                      28,227

Non-current deferred tax liabilities                                                       -                       3,745
Other liabilities                                                                     26,919                           -
Senior secured revolving debt facility                                                     -                      37,500
Senior secured term debt                                                             588,085                      35,625
Senior subordinated notes                                                            302,333                     202,419
                                                                                  ----------                    --------
          Total liabilities                                                        1,087,955                     307,516
                                                                                  ----------                    --------

Stockholders' equity:
     Common stock, $0.01 par value; 87,159,000 shares
        authorized; 54,090,628 and 29,053,000
        shares issued and outstanding, respectively                                      541                         291
     Paid-in capital                                                                 397,977                      63,912
     Promissory notes                                                                   (672)                       (215)
     (Accumulated deficit) retained earnings (Note 5)                                (60,367)                      1,235
                                                                                  ----------                    --------
          Total stockholders' equity                                                 337,479                      65,223
                                                                                  ----------                    --------

          Total liabilities and stockholders' equity                              $1,425,434                    $372,739
                                                                                  ==========                    ========


                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                            STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                                            Three Months Ended
                                                                                 ----------------------------------------
                                                                                   June 30,                  December 27,
                                                                                    1998                        1997
                                                                                 -----------                  -----------
Net sales                                                                           $199,813                     $21,639
Cost of goods sold                                                                    81,743                       7,104
                                                                                    --------                     -------
     Gross profit                                                                    118,070                      14,535
                                                                                    --------                     -------
Brokerage, distribution and marketing expenses:
     Brokerage and distribution                                                       18,857                       2,420
     Trade promotions                                                                 45,302                       3,431
     Consumer marketing                                                               13,497                       3,036
                                                                                    --------                     -------
Total brokerage, distribution and marketing expenses                                  77,656                       8,887

Amortization of goodwill and other intangibles                                         8,189                         829
Selling, general and administrative expenses                                           7,558                       1,291
Incentive plan (credit) expense (Note 5)                                              (3,417)                          -
Transition expenses (Note 6)                                                           2,522                         182
                                                                                    --------                     -------
Total operating expenses                                                              92,508                      11,189
                                                                                    --------                     -------
     Operating income                                                                 25,562                       3,346

Interest income                                                                         (198)                        (49)
Interest expense                                                                      21,561                       2,522
Amortization of deferred financing expense                                               587                         165
Other bank and financing expenses                                                         89                          16
                                                                                    --------                     -------
     Income before income taxes                                                        3,523                         692

Income tax expense                                                                       293                         277
                                                                                    --------                     -------
     Net income                                                                     $  3,230                     $   415
                                                                                    ========                     =======

Basic and diluted earnings per share                                                $   0.06                     $  0.01
                                                                                    ========                     =======
Weighted average number of shares outstanding                                         51,981                      29,053
                                                                                    ========                     =======



                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                            STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                                            Three Months Ended
                                                                               ------------------------------------------
                                                                                   June 30,                  December 27,
                                                                                    1998                        1997
                                                                               -------------                -------------

Net sales                                                                           $289,198                     $42,891
Cost of goods sold                                                                   119,477                      14,271
                                                                                    --------                     -------
     Gross profit                                                                    169,721                      28,620
                                                                                    --------                     -------
Brokerage, distribution and marketing expenses:
     Brokerage and distribution                                                       28,213                       4,699
     Trade promotions                                                                 60,870                       7,074
     Consumer marketing                                                               21,495                       4,367
                                                                                    --------                     -------
Total brokerage, distribution and marketing expenses                                 110,578                      16,140

Amortization of goodwill and other intangibles                                        12,786                       1,658
Selling, general and administrative expenses                                           9,904                       2,328
Incentive plan expense (Note 5)                                                       56,583                           -
Transition expenses (Note 6)                                                           4,447                         324
                                                                                    --------                     -------
Total operating expenses                                                             194,298                      20,450
                                                                                    --------                     -------
     Operating (loss) income                                                         (24,577)                      8,170

Interest income                                                                         (421)                        (83)
Interest expense                                                                      34,398                       5,176
Amortization of deferred financing expense                                             1,099                       2,478
Other bank and financing expenses                                                        140                          24
                                                                                    --------                     -------
     (Loss) income before income taxes and
        extraordinary item                                                           (59,793)                        575

Income tax (benefit) expense                                                             (67)                        230
                                                                                    --------                     -------
     Net (loss) income before extraordinary item                                     (59,726)                        345

Extraordinary loss on early extinguishment of debt,
  net of tax of $1,184                                                                 1,876                           -
                                                                                    --------                     -------
     Net (loss) income                                                              $(61,602)                    $   345
                                                                                    ========                     =======
Basic and diluted (loss) earnings per share
     before extraordinary item                                                      $  (1.47)                    $  0.01
Extraordinary item per share                                                            0.05                           -
                                                                                    --------                     -------
Basic and diluted (loss) earnings per share                                         $  (1.52)                    $  0.01
                                                                                    ========                     =======
Weighted average number of shares outstanding                                         40,580                      29,053
                                                                                    ========                     =======


                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)


                                                                                                        Retained
                                              Common Stock          Additional                          Earnings
                                        -----------------------      Paid-in         Promissory       (Accumulated
                                         Shares        Amount        Capital           Notes            Deficit)           Total
                                        ---------     ---------    ------------     ------------    ---------------     ----------
Balance at December 27, 1997               29,053         $291        $ 63,912           $(215)          $  1,235        $ 65,223
Capital contribution (Note 1)                   -            -          94,263            (473)                 -          93,790
Shares issued for acquisition
  of business (Note 2)                     25,038          250         183,219               -                  -         183,469
Payments on officer promissory
  notes                                         -            -               -              16                  -              16
Incentive plan expense (Note 5)                 -            -          56,583               -                  -          56,583
Net loss                                        -            -               -               -            (61,602)        (61,602)
                                        ---------     --------        --------         --------          --------        --------
Balance at June 30, 1998                   54,091         $541        $397,977           $(672)          $(60,367)       $337,479
                                        =========     ========        ========         ========          ========        ========



                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                             Six Months Ended
                                                                               ------------------------------------------
                                                                                   June 30,                   June 28,
                                                                                    1998                        1997
                                                                               -------------                -------------
Cash flows from operating activities:
     Net (loss) income                                                            $ (61,602)                     $   345
     Early extinguishment of debt, net of tax                                         1,876                            -
     Adjustments to reconcile net (loss) income to cash provided by operating activities:
         Depreciation and amortization                                               17,742                        4,419
         Deferred income taxes                                                          (67)                          35
         Incentive plan expense                                                      56,583                            -
         Change in assets and liabilities, net of effects of businesses acquired:
             Increase in accounts receivable                                        (28,651)                      (6,959)
             Decrease in accounts receivable - other                                    473                            -
             Increase in inventories                                                (29,817)                        (516)
             Increase in prepaid expenses and other assets                           (5,020)                        (133)
             Increase in accounts payable                                            29,464                            -
             Increase in accrued liabilities                                         21,723                        7,787
                                                                                  ---------                      -------
Net cash provided by operating activities                                             2,704                        4,978
                                                                                  ---------                      -------

Cash flows from investing activities:
     Additions to property, plant and equipment                                      (7,391)                        (524)
     Changes to other non-current assets and liabilities                             (1,467)                        (527)
     Proceeds from sale of assets (Note 8)                                           28,012                            -
     Payment for acquisition of businesses (Note 2)                                (463,762)                           -
                                                                                  ---------                      -------
Net cash used in investing activities                                              (444,608)                      (1,051)
                                                                                  ---------                      -------

Cash flows from financing activities:
     Proceeds from senior secured revolving and term debt                           473,000                            -
     Proceeds from senior subordinated notes                                              -                      100,000
     Repayment of borrowings                                                       (114,000)                     (95,000)
     Capital contributions, net of officer promissory notes                          93,806                            -
     Debt issuance costs                                                            (12,501)                      (4,951)
                                                                                  ---------                      -------
Net cash provided by financing activities                                           440,305                           49
                                                                                  ---------                      -------
(Decrease) increase in cash and cash equivalents                                     (1,599)                       3,976

Cash and cash equivalents, beginning of period                                        4,717                        8,666
                                                                                  ---------                      -------
Cash and cash equivalents, end of period                                          $   3,118                     $ 12,642
                                                                                  =========                     ========

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
-----------------------------

INTERIM FINANCIAL STATEMENTS

The interim financial statements of Aurora Foods Inc. (the "Company"), included herein, have not been audited by independent accountants. The statements include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the financial position and operating results of the Company for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. Certain prior period amounts have been reclassified to conform to the current period's presentation.

For further information, reference should be made to the Registration Statement on Form S-1, as amended, of Aurora Foods Inc. relating to the Company's initial public offering of equity securities (defined in Note 9), which was completed on June 25, 1998.

THE COMPANY, ITS BUSINESS AND OWNERSHIP

The Company was incorporated in Delaware on June 19, 1998, as the successor to Aurora Foods Holdings Inc. ("Holdings") and its subsidiary, AurFoods Operating Co., Inc. (formerly known as Aurora Foods Inc.) ("AurFoods"), both of which were incorporated in December 1996. AurFoods is wholly owned by Holdings, which in turn is wholly owned by MBW Investors LLC ("MBW LLC"). AurFoods was formed for the purpose of acquiring the Mrs. Butterworth's(R) syrup business from Conopco, Inc., a subsidiary of Unilever United States, Inc. ("Conopco"). AurFoods subsequently acquired the Log Cabin(R) syrup business ("LC") from Kraft Foods, Inc. ("Kraft") in July 1997 and the Duncan Hines(R) baking mix business ("DH") from The Procter & Gamble Company ("P&G") in January 1998.

Van de Kamp's, Inc. ("VDK"), a wholly-owned subsidiary of VDK Holdings, Inc., a Delaware corporation, ("VDK Holdings"), was incorporated in Delaware in July 1995 for the purpose of acquiring the Van de Kamp's(R) frozen seafood and frozen dessert businesses from The Pillsbury Company in September 1995. VDK then acquired the Mrs. Paul's(R) frozen seafood business from the Campbell Soup Company in May 1996 and the Aunt Jemima(R) frozen breakfast and Celeste(R) frozen pizza businesses from The Quaker Oats Company in July 1996. VDK Holdings was wholly owned by VDK Foods LLC ("VDK LLC").

The Company groups its brands into two general divisions: dry grocery division and frozen food division. The dry grocery division includes Duncan Hines(R) brand baking mix products and Mrs. Butterworth's(R) and Log Cabin(R) brand syrup products. The frozen food division includes the frozen food brands acquired as part of the VDK Holdings acquisition (see Note 2 - Acquisitons).

On April 8, 1998, MBW LLC and VDK LLC formed Aurora/VDK LLC ("New LLC"). MBW LLC contributed all of the capital stock of Holdings and VDK LLC contributed all of the capital stock of VDK Holdings to New LLC (the "Contribution"). In return for those contributions, MBW LLC was issued 55.5% of the interests in New LLC plus a right to receive a special $8.5 million priority distribution from New LLC, and VDK LLC was issued 44.5% of the interests in New LLC plus a right to receive a special $42.4 million priority distribution from New LLC. The amount and source of consideration used by MBW LLC and VDK LLC for their acquisition of interests in New LLC was their equity in Holdings and VDK Holdings, respectively.

New LLC is a majority-owned subsidiary of MBW LLC. New LLC accounted for the contribution of the ownership of Holdings at MBW LLC's historical cost and the contribution of the ownership of VDK Holdings was accounted for as an acquisition using the purchase method of accounting at New LLC's cost. After giving effect to the Contribution, New LLC directly held 100% of Holdings' capital stock and Holdings continued to hold directly 100% of AurFoods capital stock, and New LLC directly held 100% of VDK Holdings' capital stock and VDK Holdings continued to hold directly 100% of VDK's capital stock. On June 25, 1998, New LLC contributed to the Company all the issued and outstanding stock of Holdings and VDK Holdings. Therefore, the Company's financial statements, as it is the successor to Holdings, includes the historical financial information of Holdings from its inception.

NOTE 2 - ACQUISITIONS
---------------------

DUNCAN HINES

On January 16, 1998, the Company acquired all the assets of DH from P&G. The assets acquired by the Company include (i) the Duncan Hines(R) brand and associated trademarks, (ii) substantially all of the equipment for the manufacture of Duncan Hines products currently located in P&G's Jackson, Tennessee facility, (iii) proprietary formulations for Duncan Hines products,
(iv) other product specifications and customer lists and (v) rights under certain contracts, licenses, purchase orders and other arrangements and permits. The Company intends to use the acquired assets in its operations of DH. The purchase price of approximately $445.0 million was based on arms length negotiations between the Company and P&G. The acquisition was accounted for by using the purchase method of accounting. The allocation of purchase price has not been finalized; however, any changes are not expected to be material.

To finance the acquisition of DH and related costs, the Company refinanced its existing senior bank facilities with $450.0 million of senior secured term debt under the Second Amended and Restated Credit Agreement, dated as of January 16, 1998 by and among Holdings, the Company, the lenders listed therein, The Chase Manhattan Bank, The National Westminster Bank PLC, and Swiss Bank Corporation (the "Aurora Senior Bank Facilities"), and received a capital contribution from Holdings of $93.8 million. As a result of the new bank borrowings under the Aurora Senior Bank Facilities, the Company incurred an early extinguishment of its pre-DH senior secured bank debt and recorded an extraordinary charge of $1.9 million, net of income taxes of $1.2 million, for the six months ended June 30, 1998.

The cost to acquire DH has been allocated to tangible and intangible assets acquired as follows (in thousands):

                Cash paid to acquire assets                                                       $445,000
                Other acquisition costs                                                              6,393

                                                                                                  --------
                                                                                                   451,393
                Cost assigned to tangible assets                                                   (40,903)
                                                                                                  --------
                 Cost attributable to intangible assets                                           $ 410,490
                                                                                                  =========

VDK HOLDINGS, INC.

On April 8, 1998, New LLC completed a stock purchase of VDK Holdings (See Note 1 - The Company, Its Business and Ownership). The Company acquired all the capital stock of VDK Holdings in exchange for $183.5 million of the Company's equity. The acquisition was accounted for using the purchase method of accounting. The allocation of purchase price has not been finalized; however, any changes are not expected to be material.

The cost to acquire VDK Holdings has been allocated to tangible and intangible assets acquired as follows (in thousands):

                Value of stock used to acquire VDK Holdings                                      $ 183,469
                Liabilities assumed                                                                376,733
                Other acquisition costs                                                             12,176
                                                                                                 ---------
                                                                                                   572,378
                Cost assigned to tangible assets                                                  (201,238)
                                                                                                 ---------
                 Cost attributable to intangible assets                                          $ 371,140
                                                                                                 =========

Had the VDK Holdings acquisition taken place April 1, 1998 and the VDK Holdings, LC and DH acquisitions taken place April 1, 1997, and had the VDK Holdings and DH acquisitions taken place January 1, 1998 and the VDK Holdings, LC and DH acquisitions taken place January 1, 1997, the unaudited pro forma results of operations for the three and six month periods ended June 30, 1998 and June 28, 1997, respectively, would have been as follows (in thousands):

                                               Three Months Ended                                   Six Months Ended
                                       -----------------------------------                 --------------------------------
                                          June 30,              June 28,                      June 30,            June 28,
                                            1998                  1997                         1998                 1997
                                       ------------           ------------                 -----------           -----------
Net sales                                $206,652               $187,342                     $446,989              $433,926
                                         ========               ========                     ========              ========
Gross profit                             $122,064               $105,376                     $267,290              $249,662
                                         ========               ========                     ========              ========
Operating income (loss)                  $ 25,346               $ 20,236                     $(70,457)             $ 54,613
                                         ========               ========                     ========              ========

NOTE 3 - ACCOUNTS RECEIVABLE - OTHER
------------------------------------

Accounts receivable - other consist of the following (in thousands):

                                                                June 30,                 December 27,
                                                                  1998                       1997
                                                              -----------                ------------

Conopco                                                          $      -                    $  111
Kraft                                                                 538                     1,057
P&G                                                                10,000                         -
Other                                                                 484                       306
                                                                   ------                    ------
                                                                  $11,022                    $1,474
                                                                  =======                    ======


The balances due as of June 30, 1998 and December 27, 1997 from Conopco and Kraft were comprised of accounts receivable collected by them on behalf of the Company. The balance due as of June 30, 1998 from P&G was the amount reimbursable from the relocation of acquired equipment to the Company's contract manufacturers' facilities.

NOTE 4 - INVENTORIES
--------------------

Inventories consist of the following (in thousands):

                                                                June 30,                 December 27,
                                                                  1998                       1997
                                                              ------------              --------------

Raw materials                                                    $10,589                   $   270
Work in process                                                       19                         -
Finished goods                                                    56,139                     6,632
Packaging and other supplies                                       3,169                         -
                                                                 -------                    ------
                                                                 $69,916                    $6,902
                                                                 =======                    ======

NOTE 5 - INCENTIVE PLAN EXPENSE
------------------------------

For the six months ended June 30, 1998, the Company recorded non-cash incentive plan expense of $56.6 million based on the estimated current valuation of the Company and in accordance with the Company's compensation agreement (the "Aurora Plan") contained in the Amended and Restated Limited Liability Company Agreement of MBW Investors LLC (the "Agreement"). The estimated valuation of the Company as of December 27, 1997 resulted in recording $2.3 million of incentive plan expense. The valuation of the Company has increased significantly since December 27, 1997 and has resulted in significant incentive plan expense in the current year. In addition, most rights under the Aurora Plan are fully vested. The expense has been recorded as a liability of MBW LLC as the sponsor of the Aurora Plan. However, because the Aurora Plan is for the benefit of employees of the Company, expense recognized under the Aurora Plan has been pushed down to the Company, and has been recorded by the Company as incentive plan expense and as additional paid-in capital from its parent (See Note 9 - Subsequent Events).

NOTE 6 - TRANSITION EXPENSES
----------------------------

Transition expenses consist of one-time costs incurred to establish the Company's operations and integrate the acquired businesses, including relocation expenses, recruiting fees, sales support and other unique transitional expenses.

NOTE 7 - EARNINGS (LOSS) PER SHARE
----------------------------------

Basic earnings (loss) per share is calculated using the weighted number of common shares outstanding during each period. Diluted earnings (loss) per share is the same as basic earnings (loss) per share as no common equivalent shares were outstanding.

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands except per share amounts):

                                                         Three Months Ended                           Six Months Ended
                                                   ------------------------------              -----------------------------
                                                    June 30,            June 28,                June 30,           June 28,
                                                      1998                1997                    1998               1997
                                                   ----------          ----------              ----------         ----------
NUMERATOR:
    Earnings (loss) before extraordinary item        $ 3,230             $   415                $(59,726)            $   345
    Extraordinary item, net of tax                         -                   -                   1,876                   -
                                                  ----------          ----------              ----------         -----------
    Earnings (loss)                                  $ 3,230             $   415                $(61,602)            $   345
                                                  ==========          ==========              ===========        ===========
DENOMINATOR:
    Weighted average number of basic shares           51,981              29,053                  40,580              29,053
    Effect of diluted securities                           -                   -                       -                   -
                                                  ----------          ----------              ----------         -----------
    Weighted average number of diluted shares         51,981              29,053                  40,580              29,053
                                                  ==========          ==========              ==========         ===========
Basic and diluted earnings (loss) per share
  before extraordinary item                          $  0.06             $  0.01                $  (1.47)            $  0.01
Extraordinary item per share                               -                   -                    0.05                   -
                                                  ----------          ----------              ----------         -----------
Basic and diluted earnings (loss) per share          $  0.06             $  0.01                $  (1.52)            $  0.01
                                                  ==========          ==========              ===========        ===========

NOTE 8  SALE OF ASSETS
----------------------

On May 1, 1998, VDK Holdings completed the sale of its frozen desserts product line ("Desserts Sale") to Mrs. Smith's Bakeries, Inc., a subsidiary of Flowers, Inc. VDK Holdings received approximately $28.0 million from the sale of certain assets of the frozen desserts product line. The net proceeds from the Desserts Sale were used to repay $25.0 million in indebtedness under the Second Amended and Restated Credit and Guarantee Agreement, dated as of July 9, 1996, among VDK Holdings, VDK, the banks and other financial institutions parties thereto and The Chase Manhattan Bank, as agent as amended (the "VDK Senior Bank Facilities"). Because VDK Holdings was acquired by the Company shortly before the desserts sale, the Company will not recognize any gain or loss as a result of the sale.

The Company plans to close the Chambersburg, Pennsylvania facility where the frozen desserts product line was manufactured and has taken steps to eliminate certain corporate and administrative positions related to the desserts business. Machinery and equipment related to the production of certain frozen seafood and vegetable products, which is currently located at the Chambersburg facility, will be relocated to the Company's Erie, Pennsylvania and Jackson, Tennessee manufacturing facilities. The Company has recorded to the balance sheet as an asset held for sale the expected proceeds from the future sale of the Chambersburg manufacturing facility. Currently, there is no contractual agreement to sell the facility.

NOTE 9 - SUBSEQUENT EVENTS
--------------------------

On July 1, 1998, the initial public offering (the "IPO") of 12,909,372 shares of Common Stock of the Company and 1,590,628 shares of the Company's Common Stock sold by New LLC was consummated at an initial public offering price of $21.00 per share. Also, concurrently with the IPO, the Company issued $200.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2008 (the "Notes Offering" or "New Notes") and borrowed $225.0 million of senior secured term debt and $81.8 million out of the total available of $175.0 million of senior secured revolving debt under the Third Amended and Restated Credit Agreement, dated as of July 1, 1998, among the Company, as borrower, the lenders listed therein, The Chase Manhattan Bank, as Administrative Agent, National Westminster Bank PLC, as Syndication Agent and Swiss Bank Corporation, as Documentation Agent (the "New Senior Bank Facilities").

The Company used the net proceeds from the IPO, the Notes Offering and the New Senior Bank Facilities (i) to repay $184.8 million of senior secured bank debt under the VDK Senior Bank Facilities, (ii) to repay $467.0 million under the Aurora Senior Bank Facilities (iii) to redeem the 12% Senior Subordinated Notes due 2005 issued under an Indenture dated as of September 15, 1995, between VDK and Harris Trust and Savings Bank, as Trustee (the "VDK Notes") (redemption completed on July 31, 1998) and (iv) to pay the $14.5 million redemption premium
associated with the VDK Notes.   As a result of the early extinguishment of the
Aurora Senior Bank Facilities, the Company will record an extraordinary charge of $7.4 million, net of income taxes of $4.5 million, for the write off of deferred loan acquisition costs in the quarter ended September 30, 1998.

As a consequence of the IPO, no additional incentive plan expense will be recorded under the Aurora Plan (Note 5 - Incentive Plan Expense). MBW LLC will satisfy its liability under the Aurora Plan by distributing shares of the Company's common stock upon the dissolution of MBW LLC.

The following summary pro forma capitalization table gives effect to (i) the net proceeds, after fees and expenses, from the IPO ($254.8 million) and the Notes Offering ($195.0 million) and (ii) the senior debt refinancings, as discussed above (in thousands):

                                                                                             June 30, 1998
                                                                                -----------------------------------------
                                                                                    Actual                     Pro forma
                                                                                -------------                  ----------
Long-term debt (including current maturities):
     Senior secured bank facilities                                                 $  647,759                 $  306,800
     Senior subordinated notes                                                         302,333                    402,333
                                                                                    ----------                 ----------
          Total long term debt                                                         950,092                    709,133

Stockholders' equity:
     Common stock                                                                          541                        670
     Paid-in capital                                                                   397,977                    647,951
     Promissory notes                                                                     (672)                      (672)
     Accumulated deficit                                                               (60,367)                   (67,766)
                                                                                    ----------                 ----------
          Total stockholders' equity                                                   337,479                    580,183
                                                                                    ----------                 ----------
               Total capitalization                                                 $1,287,571                 $1,289,316
                                                                                    ==========                 ==========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Registrant's Registration Statement on the Form S-1, as amended, of Aurora Foods Inc. relating to the Company's initial public offering of equity securities, which was completed on June 25, 1998.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Financial Statements and notes to the financial statements. Unless otherwise noted, years (1998 and 1997) in this discussion refer to the Company's June-ending quarters.

Certain statements contained in this report, including, without limitation, statements containing the words "believes", "anticipates", "intends", "expects", "estimates" and words of similar import, constitute "forward-looking statements" and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the actions of the Company's competitors; general economic and business conditions; industry trends; demographics; raw material costs; the continued success of management's strategy; integration of acquired businesses into the Company; terms and development of capital; and changes in, or the failure or inability to comply with, governmental rules and regulations, including, without limitation, FDA and environmental rules and regulations. Given these uncertainties undue reliance should not be placed on such forward looking statements. The Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any other forward-looking statements contained herein to reflect future events or developments.

The following tables set forth, for the periods indicated, the percentage, which the items in the Statement of Operations bear to net sales. A summary of the period to period increases (decreases) in the components of operations is shown on the pages that follow.

             COMPARATIVE RESULTS: THREE MONTHS ENDED JUNE 30, 1998
                         AND JUNE 28, 1997 (UNAUDITED)


                                                      Three Months Ended                                          Period to
                                   ------------------------------------------------------------                    Period
(in thousands except per                 June 30, 1998                     June 28, 1997                          Increase
share amounts)                     --------------------------        --------------------------               -----------------

Net sales                              $199,813        100.0%           $21,639          100.0%                     823.4%
Cost of goods sold                       81,743         40.9              7,104           32.8                    1,050.7
                                       --------    ---------          ---------      ---------
     Gross profit                       118,070         59.1             14,535           67.2                      712.3
                                       --------    ---------          ---------      ---------
Brokerage, distribution and
  marketing expenses:
     Brokerage and distribution          18,857          9.4              2,420           11.2                      679.2
     Trade promotions                    45,302         22.7              3,431           15.9                    1,220.4
     Consumer marketing                  13,497          6.8              3,036           14.0                      344.6
Total brokerage, distribution          --------    ---------          ---------      ---------
  and marketing expenses                 77,656         38.9              8,887           41.1                      773.8
Amortization of goodwill
  and other intangibles                   8,189          4.1                829            3.8                      887.9
Selling, general and
  administrative expenses                 7,558          3.8              1,291            6.0                      493.3
Incentive plan (credit) expense          (3,417)        (1.7)                 -            0.0                        0.0
Transition expenses                       2,522          1.3                182            0.8                    1,286.0
                                       --------    ---------          ---------      ---------
     Total operating expenses            92,508         46.4             11,189           51.7                      726.8
                                       --------    ---------          ---------      ---------
     Operating income                    25,562         12.7              3,346           15.5                      663.9

Interest income                            (198)        (0.1)               (49)          (0.2)                     303.7
Interest expense                         21,561         10.8              2,522           11.7                      754.9
Amortization of deferred
  financing expense                         587          0.3                165            0.8                      255.8
Other bank and financing
  expenses                                   89          0.0                 16            0.0                      456.2
                                       --------    ---------          ---------      ---------
     Income before income taxes           3,523          1.7                692            3.2                      409.1

Income tax expense                          293          0.1                277            1.3                        5.8
                                       --------    ---------          ---------      ---------
     Net income                        $  3,230          1.6%         $     415            1.9%                     678.3%
                                       ========    =========          =========      =========

Basic and diluted earnings per share      $0.06                       $    0.01
                                       ========                       =========
Weighted average number of
  shares outstanding                     51,981                          29,053
                                       ========                       =========

                             RESULTS OF OPERATIONS

 THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 28, 1997

Net Sales. Net sales for the quarter were $199.8 million, which was an increase of $178.2 million as compared to net sales in the prior year quarter of $21.6 million. The prior year quarter included sales of only the Mrs. Butterworth's(R) brand, which was the sole business owned by the Company at the time. Results for the quarter include the results of the Mrs. Butterworth's(R) brand (acquired December 31, 1996), the Log Cabin(R) brand (acquired July 1, 1997), the Duncan Hines(R) brand (acquired January 16, 1998) and the brands that comprise the Van de Kamp's, Inc. business from April 9, 1998. Results of Van de Kamp's, Inc. for the period April 1, 1998 to April 8, 1998 are not included in the current quarter.

  Pro Forma Net Sales. Pro forma net sales (which reflect all the acquisitions noted as if they had occurred on April 1 for both the 1998 and 1997 periods) for the quarter ended June 30, 1998 were $206.7 million, which was a 10.4% increase over net sales in the 1997 quarter of $187.3 million. Sales growth in the quarter was driven by unit volume growth in both dry grocery and frozen food products, as well as higher prices for the Company's Duncan Hines(R) baking mix products. Unit volumes increased 6.5% to 11.4 million cases from
  10.7 million cases in the prior year.

  Growth in case volume as compared to the prior year quarter was led by a 13.3% increase in Celeste(R) frozen pizza, a 7.1% increase in Aunt Jemima(R) frozen breakfast products, a 3.6% increase in the Company's syrup brands (Mrs. Butterworth's(R) and Log Cabin(R)) and a 1.1% increase in Duncan Hines(R) baking mix products. Unit volumes of the Company's frozen seafood brands declined by 9.4%, which was primarily due to the timing of the Company's marketing programs for frozen seafood. The Company shifted four consumer promotions from the seasonally slower post-Lent period in the second quarter to the second half of calendar 1998. The Company expects performance of its frozen seafood to improve in the second half of the year as a result of the increased consumer marketing activity planned for that period. Unit volume growth for Duncan Hines(R) exceeded the Company's expectations, which called for lower volumes in the second quarter as a result of the trade accelerating purchases in the first quarter in anticipation of the Company's new marketing and pricing strategy for Duncan Hines(R).

  The Company's net sales increase included 3.9% related to pricing, which was attributable to the competitive price equalization program initiated on the Duncan Hines(R) brand in March 1998, whereby the Company increased the list price on cake and frosting products to parity with the competition. The price equalization program generated approximately $9.5 million in net sales during the current quarter.

Gross Profit.   Gross profit, as a percentage of net sales, was 59.1% for the quarter, which was lower than the gross profit in the prior year quarter of 67.2%. The decline was due to the inclusion of Duncan Hines(R) baking mix products, which have a lower gross profit margin than syrup products, as well as the inclusion of the Van de Kamp's, Inc. business, which had a gross profit margin of 58.0% for the period April 9, 1998 through June 30, 1998. In addition, the cost of corn syrup increased over the prior year period. To offset the raw material cost increase, the Company has implemented a price increase on its syrup products effective July 1, 1998.

  Pro Forma Gross Profit. On a pro forma basis, the quarter gross profit was 59.1%, as a percentage of net sales, as compared to the prior year quarter of 56.2%. The increase was the result of the pricing action initiated on the Duncan Hines(R) business, which elevated the gross margin on baking mix products.

Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses for the quarter increased $68.8 million as compared to the prior year quarter due to the inclusion of the acquired businesses. As a percentage of net sales, brokerage, distribution and marketing expenses were 38.9% for the current quarter, which was 2.2 percentage points lower than the prior year quarter of 41.1%.

  Pro Forma Brokerage, Distribution and Marketing Expenses. On a pro forma basis, brokerage, distribution and marketing expenses increased $14.4 million to 39.2%, as a percentage of net sales, which was above the prior year quarter of 35.6%. Brokerage and distribution expenses increased $1.4 million, but declined as a percentage of net sales to 9.5% as compared to 9.7% for the prior year period. Marketing expenses increased $13.0 million and were 29.7% in the quarter, as a percentage of net sales, which was 3.8 percentage points higher than the prior year quarter of 25.9%. The increase was primarily attributable to trade and consumer programs executed on the Duncan Hines(R) business. Additional trade monies and consumer support were required to compensate for the higher list pricing on cake and frosting products. The prior owners, P&G, followed an every-day-low-price ("EDLP") strategy and consequently, the prior year period included comparatively little marketing support. In addition, the Company has developed and executed consumer programs and media support for the Log Cabin(R) brand where none existed in the prior year. The current quarter also includes consumer promotions and slotting expenses related to the ongoing launch of the Company's new pizza product, Mama Celeste Fresh-Baked Rising Crust(TM).

Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles increased to $8.2 million in the quarter from $.8 million in the prior year quarter. The increase of $7.4 million was due to the additional amortization expense generated by the goodwill recorded in connection with the brands acquired by the Company over the past year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $7.6 million in the quarter were $6.3 million higher than the prior period expense of $1.3 million. The increase was due to the inclusion of the Van de Kamp's, Inc. business and additional infrastructure and staffing required by the dry grocery division to operate the Log Cabin(R) and Duncan Hines(R) businesses. Selling, general and administrative expenses were 3.8%, as a percentage of net sales, in the quarter, which was 2.2 percentage points lower than the 6.0% experienced in the prior year quarter. The decrease as a percentage of net sales reflects the efficiency gained as the scale of the Company has grown dramatically over the prior year.

Incentive Plan (Credit) Expense. For the three months ended June 30, 1998, the Company recorded a non-cash credit to incentive plan expense of $3.4 million based on the current valuation of the Company and in accordance with the Aurora Plan contained in the Amended and Restated Limited Liability Company Agreement of MBW Investors LLC (the "MBW LLC Agreement") (see Note 5).

Transition Expenses. Transition expenses were $2.5 million in the quarter as compared to $0.2 million recorded in the prior year quarter and represent one-time costs incurred to establish the Company's operations and integrate the acquired businesses. The increase was due to the acquisitions of the Log Cabin(R) and Duncan Hines(R) brands.

Operating Income. Operating income of $25.6 million in the quarter was $22.3 million higher than the operating income last year of $3.3 million. The significant increase versus the prior year quarter was due to the inclusion of operating income generated by the acquired businesses.

  Pro Forma Operating Income. On a pro forma basis, operating income in the quarter was $25.3 million as compared to the prior year quarter of $20.2 million. Operating income, as a percentage of net sales, was 12.3% for the quarter and 10.8% for the prior year quarter. The increase as a percentage of net sales was due to higher sales and higher gross profit margins. Excluding the effects of the incentive plan (credit) expense and transition expenses, operating income for the quarter would have been $24.5 million as compared to operating income in the prior year quarter of $21.3 million. The 15.0% increase was the result of growth in both sales and gross profit, which more than offset the increase in marketing expenses to support the future growth of the brands and new products.

Interest Expense and Amortization of Deferred Financing Expense. The aggregate of net interest expense and amortization of deferred financing expense in the quarter of $22.0 million was higher than the prior year quarter amount of $2.7 million. The increase was due to the additional debt associated with the acquisitions over the past year.

Income Tax Expense. Income tax expense for both the current and prior year quarters was $0.3 million, which represents an effective tax rate of 8.3% in 1998 and 40.0% in 1997. The current quarter effective tax rate was less than the anticipated rate of 39.5% due to the effect of the non-taxable incentive plan credit of $3.4 million recorded in the current quarter.

Net Income. Net income for the quarter of $3.2 million was $2.8 million higher than the net income for the prior year quarter of $0.4 million. Net income, as a percentage of net sales, was 1.6% as compared to 1.9% in the prior year quarter.

              COMPARATIVE RESULTS: SIX MONTHS ENDED JUNE 30, 1998
                         AND JUNE 28, 1997 (UNAUDITED)

                                                                                                                        Period to
                                                                           Six Months Ended                              Period
                                                    --------------------------------------------------------------      Increase
(in thousands except per share amounts)                   June 30, 1998                       June 28, 1997            (Decrease)
                                                    ---------------------------          -------------------------     ------------
Net sales                                               $289,198          100.0%            $42,891       100.0%          574.3 %
Cost of goods sold                                       119,477           41.3              14,271        33.3           737.2
                                                        ---------       --------           ---------     --------
     Gross profit                                        169,721           58.7              28,620        66.7           493.0
                                                        ---------       --------           ---------     --------
Brokerage, distribution and
  marketing expenses:
     Brokerage and distribution                           28,213            9.8               4,699        11.0           500.4
     Trade promotions                                     60,870           21.0               7,074        16.5           760.5
     Consumer marketing                                   21,495            7.4               4,367        10.1           392.2
                                                        ---------       --------           ---------     --------
Total brokerage, distribution
  and marketing expenses                                 110,578           38.2              16,140        37.6           585.1

Amortization of goodwill
  and other intangibles                                   12,786            4.4               1,658         3.9           671.2
Selling, general and
  administrative expenses                                  9,904            3.4               2,328         5.4           325.4
Incentive plan expense                                    56,583           19.6                   -         0.0             0.0
Transition expenses                                        4,447            1.5                 324         0.8         1,272.5
                                                        ---------        -------            --------      -------
     Total operating expenses                            194,298           67.1              20,450        47.7           850.1
                                                        ---------        -------            --------      -------
     Operating (loss) income                             (24,577)          (8.4)              8,170        19.0          (400.8)

Interest income                                             (421)          (0.1)                (83)       (0.2)          407.2
Interest expense                                          34,398           12.0               5,176        12.1           564.6
Amortization of deferred
  financing expense                                        1,099            0.4               2,478         5.8           (55.7)
Other bank and financing
  expenses                                                   140            0.0                  24         0.0           483.3
                                                        ---------        -------            --------      -------
     (Loss) income before income
       taxes and extraordinary item                      (59,793)         (20.7)                575         1.3       (10,498.8)

Income tax (benefit) expense                                 (67)           0.0                 230         0.5          (129.1)
                                                        ---------        -------            --------      -------
     Net (loss) income before
       extraordinary item                                (59,726)         (20.7)                345         0.8       (17,411.9)

     Extraordinary loss on early extinguishment
        of debt, net of tax $1,184                         1,876            0.6                   -         0.0             0.0
                                                        ---------        -------            --------      -------
     Net (loss) income                                  $(61,602)         (21.3)%           $   345         0.8%      (17,955.7)%
                                                        =========        =======            ========      =======
Basic and diluted (loss) earnings per
  share before extraordinary item                         $(1.47)                             $0.01
Extraordinary item per share                                0.05                                  -
                                                        ---------                           --------
Basic and diluted (loss) earnings per share               $(1.52)                             $0.01
                                                        =========                           ========
Weighted average number of shares outstanding             40,580                             29,053
                                                        =========                           ========

                             RESULTS OF OPERATIONS

   SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 28, 1997

Net Sales. Net sales for the six month period were $289.2 million, which was an increase of $246.3 million as compared to net sales in the comparable 1997 period of $42.9 million. The prior year included sales of only the Mrs. Butterworth's(R) brand, which was the sole business owned by the Company at the time. Results for the six month period include the results of the Mrs. Butterworth's(R) brand, the Log Cabin(R) brand, the Duncan Hines(R) brand from January 16, 1998 and the Van de Kamp's, Inc. business from April 9, 1998.

  Pro Forma Net Sales. Pro forma net sales (which reflect all the acquisitions noted previously as if they had occurred on January 1 for both the 1998 and 1997 periods) for the six months ended June 30, 1998 were $447.0 million, which was a 3.0% increase over net sales in the comparable 1997 period of $433.9 million. Sales growth in the six month period was due to unit volume growth in the frozen food division and higher prices for the Company's Duncan Hines(R) baking mix products. Unit volumes increased 2.2% to 23.3 million cases from 22.8 million cases in the prior year period.

  The frozen food division unit volumes increased 4.4% versus last year, with a 6.8% increase in Aunt Jemima(R) frozen breakfast products and a 4.2% increase in Celeste(R) frozen pizza. Unit volumes for frozen seafood declined by 4.8%, reflecting the decrease in unit volumes during the June quarter, as previously discussed. Unit volumes for the dry grocery division declined by 0.2% versus the prior year period. Unit volumes of the Company's syrup brands increased 0.6% while volumes of Duncan Hines(R) baking mix products declined 0.6%. Unit volumes for Duncan Hines(R) were negatively impacted in the first quarter of 1998 by a case load into retail channels initiated by P&G in the latter part of 1997 prior to P&G's divestiture of the business.

  The Company's net sales increase included 1.0% related to pricing, which was attributable to the competitive price equalization program initiated on the Duncan Hines(R) brand in March 1998, as previously discussed, whereby the Company increased the list price on cake and frosting products to parity with the competition. The price equalization program generated approximately $9.7 million in net sales during the six month period.

Gross Profit.    Gross profit, as a percentage of net sales, was 58.7% for the six month period, which was lower than the gross profit in the comparable 1997 period of 66.7%. The decline was due to the inclusion of Duncan Hines(R) baking mix products and the Van de Kamp's, Inc. business, which have a lower gross profit margin than syrup products. Also, the cost of corn syrup increased over the 1997 period, which the Company has addressed with a price increase on its syrup products effective July 1, 1998.

  Pro Forma Gross Profit. On a pro forma basis, the current six month period's gross profit was 59.8%, as a percentage of net sales, as compared to the prior year gross profit of 57.5%. The increase was the result of the pricing action initiated on the Duncan Hines(R) business, which elevated the gross margin on baking mix products.

Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses for the six month period increased $94.4 million as compared to the prior year period due to the inclusion of the acquired businesses. As a percentage of net sales, brokerage, distribution and marketing expenses were 38.2% in the current six month period, which was 0.6 percentage points higher than the prior year period of 37.6%.

  Pro Forma Brokerage, Distribution and Marketing Expenses. On a pro forma basis, brokerage, distribution and marketing expenses for the six month period increased $25.1 million to 41.0%, as a percentage of net sales, which was above the comparable 1997 period of 36.4%. Brokerage and distribution expenses increased $1.4 million over last year and remained constant as a percentage of net sales at 9.6%. Marketing expenses increased $23.7 million and were 31.4%, as a percentage of net sales, in the six month period, which was 4.6 percentage points higher than the prior year period of 26.8%. The increase was primarily attributable to trade and consumer programs executed on the Duncan Hines(R) business, as previously described to compensate for the higher list pricing strategy initiated on cake and frosting products. The balance of the increase was due to consumer promotions and media support for the Log Cabin(R) brand where none existed in the prior year, and consumer promotions and slotting expenses related to new product initiatives of the Company's new pizza product, Mama Celeste Fresh-Baked Rising Crust(TM), and new premium grilled frozen seafood products.

Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles increased to $12.8 million in the six month period from $1.7 million in the comparable prior year period. The increase of $11.1 million was due to the additional amortization expense generated by the goodwill recorded in connection with the brands acquired by the Company over the past year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $9.9 million in the six month period were $7.6 million higher than the prior year period expense of $2.3 million. The increase was due to the inclusion of Van de Kamp's, Inc. and the additional infrastructure and staffing required by the dry grocery division to operate the Log Cabin(R) and Duncan Hines(R) businesses. Selling, general and administrative expenses were 3.4% in the six month period, as a percentage of net sales, which was 2.0 percentage points lower than the 5.4% experienced in the prior year period. The decrease as a percentage of net sales reflects the efficiency gained as the scale of the Company has grown dramatically over the prior year.

Incentive Plan Expense. For the six months ended June 30, 1998, the Company recorded non-cash incentive plan expense of $56.6 million based on the current valuation of the Company and in accordance with the Aurora Plan contained in the MBW LLC Agreement (see Note 5).

Transition Expenses. Transition expenses were $4.4 million in the six month period as compared to $0.3 million recorded in the prior year period and represent one-time costs incurred to establish the Company's operations and integrate the acquired businesses. The increase was due to the acquisitions of the Log Cabin(R) and Duncan Hines(R) brands.

Operating (Loss) Income. The Company incurred an operating loss of $24.6 million in the six month period as compared to operating income in the prior year period of $8.2 million. Excluding the effects of the incentive plan expense and transition expenses, the Company would have achieved operating income of $36.5 million in the six month period versus the prior year period operating income of $8.5 million. The significant increase versus the prior year period was due to the inclusion of operating income generated by the acquired businesses.

  Pro Forma Operating (Loss) Income. On a pro forma basis, the Company incurred an operating loss of $70.5 million in the six month period as compared to operating income in the prior year period of $54.6 million. Excluding the effects of the incentive plan expense and transition expenses, the Company would have achieved operating income of $51.9 million in the six month period versus the prior year period operating income of $56.2 million. The increase in gross profit of 7.1% over the prior year period was offset by higher marketing expenses. Marketing expenses were increased to drive the Company's growth objectives. Specifically, marketing spending was initiated to establish media programs where none existed in the past, support the change to a high-low pricing strategy for Duncan Hines(R) so the brand would have parity with its competition, and support the introduction of new products in the frozen food division through slotting expenditures to gain shelf space and consumer promotion events.

Interest Expense and Amortization of Deferred Financing Expense. The aggregate of net interest expense and amortization of deferred financing expense in the six month period of $35.2 million was higher than the prior year amount of $7.6 million. The increase was due to the additional debt associated with the acquisitions over the past year.

Income Tax (Benefit) Expense. The income tax benefit recorded for the six month period was $0.1 million and the prior period income tax expense was $0.2 million. The effective tax rate for the current six month period was less than the anticipated rate of 39.5% due to the effect of the non-deductible incentive plan expense.

Net (Loss) Income. The Company incurred a net loss for the six month period of $61.6 million as compared to net income recorded for the prior year period of $0.3 million. In addition to the incentive plan expense recorded in the current six month period, the Company also incurred an extraordinary charge, net of tax, in the amount of $1.9 million as a result of the write-off of deferred financing charges associated with the early extinguishment of debt.

                        LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1998, cash provided by operations was $2.7 million. Net loss plus non-cash charges provided $14.5 million of operating cash flow. An increase in net working capital used $11.8 million of cash during the six month period. At June 30, 1998, current assets, excluding cash and current deferred tax assets, increased $138.9 million as compared to December 27, 1997 and current liabilities, excluding current maturities of senior secured debt, increased $87.1 million as compared to December 27, 1997. The increase in both current assets and current liabilities was the result of four factors: (1) inclusion of all items of working capital related to the Log Cabin(R) and Duncan Hines(R) businesses, which had previously been recorded in the prior owner's books in accordance with the respective transition services agreements, (2) receivable balance of $10.0 million due from P&G to cover reimbursable costs incurred in connection with the relocation of manufacturing equipment from P&G to the Company's contract manufacturers' production facilities, (3) inclusion of all items of working capital related to the Van de Kamp's, Inc. business acquired on April 8, 1998, and (4) increased inventory levels of certain Duncan Hines(R) products produced by P&G in advance of relocating certain production equipment to the Company's contract manufacturers' production facilities. The increase in current assets, primarily additional receivable balances and higher inventory levels, was greater than the inclusion of current liability balances from the respective acquisitions, which caused the use of cash for working capital needs to be $11.8 million. Inventory balances are expected to remain at approximately current levels as production is increased to accommodate higher sales in the fall baking season and as more baking production equipment is decommissioned and relocated to the Company's contract manufacturers' production facilities over the next twelve months.

Net cash used in investing activities was $444.6 million for the six months ended June 30, 1998. The acquisitions of Duncan Hines(R) and Van de Kamp's, Inc. used cash of $451.4 million and $12.2 million, respectively, during the six month period. The Desserts Sale (Note 8) generated net proceeds of $28.0 million. The Company spent $7.4 million on capital expenditures during the six months ended June 30, 1998. The Company spent $2.6 million to relocate and install acquired manufacturing equipment at the Company's contract manufacturers' production facilities and $4.8 million primarily to expand capacity for its frozen breakfast products and establish internal production of its new rising crust pizza product. The Company expects to spend approximately $20.0 million on capital expenditures in 1998 and anticipates that these expenditures will be funded from internal cash flow.

During the six months ended June 30, 1998, financing activities provided cash of $440.3 million. To finance the acquisition of Duncan Hines(R) and related expenses, the Company borrowed $450.0 million of senior secured term debt under the Aurora Senior Bank Facilities and received a $93.8 million capital contribution from Holdings. The Company repaid the senior secured term debt and senior secured revolving debt facility that existed prior to the Aurora Senior Bank Facilities in the amount of $76.5 million and incurred an extraordinary charge in connection with the early extinguishment of debt in the net of tax amount of $1.9 million. The remaining balance of proceeds and repayments made during the six month period were periodic draws and repayments under the Company's senior secured revolving debt facilities.

At June 30, 1998, the Company had $3.1 million of cash and cash equivalents and an unused commitment of $44.0 million on its senior secured revolving debt facilities under the Company's Aurora Senior Bank Facilities and VDK Senior Bank Facilities. The Company's primary sources of liquidity are cash flows from operations and available borrowings under the $75.0 million revolving debt facilities. Management believes the available borrowing capacity under the revolving debt facilities combined with cash provided by operations will provide the Company with sufficient cash to fund operations as well as to meet existing obligations.

YEAR 2000

The Company is aware of the risks associated with the Year 2000 issue relative to computerized information systems of the Company and others. In connection with the Company's recent formation and subsequent acquisitions, it has modified and/or replaced all of its key computer information systems. Accordingly, management believes that the Company's key computerized information systems are Year 2000 compliant. Therefore, the Company, prospectively, does not expect to incur material remediation costs for Year 2000 solutions of its existing information systems. The Company continues to assess the Year 2000 issue relative to its key vendors and other third parties having significant relationships with the Company. Although no assurance can be given with respect to vendors' and other third parties' computerized information systems being Year 2000 compliant, the Company believes other independent providers of similar goods and services can be secured without material adverse effects on the future operating results and cash flows of the Company.

OTHER INFORMATION

On July 1, 1998, the Company issued 14,500,000 of common equity securities at an initial public offering price of $21.00 per share for net proceeds of $254.8 million. Concurrent with the IPO, the Company issued $200.0 million of senior subordinated notes and borrowed $225.0 million of senior secured term debt pursuant to the New Senior Bank Facilities. The Company used the net proceeds in the aggregate amount of $679.8 million generated from the IPO, the Notes Offering and the New Senior Bank Facilities to repay $651.8 million of senior bank debt outstanding under the VDK Senior Bank Facilities and the Aurora Senior Bank Facilities, pay fees and expenses, and redeem the VDK Notes in the principal amount of $35.0 million plus the associated $3.5 million prepayment premium. On July 31, 1998, the balance of the VDK Notes of $65.0 million of principal plus the associated redemption premium of $11.0 million was repaid.
To effect the repayment and provide for current working capital needs, the Company borrowed $99.0 million out of the total available of $175.0 million of senior secured revolving debt under the New Senior Bank Facilities. Therefore, after the complete repayment of the VDK Notes, the Company's debt balance was $724.0 million, which was comprised of $400.0 million of senior subordinated notes, $225.0 million of senior secured term debt and $99.0 million of senior secured revolving debt.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

The Company currently does not use derivative financial instruments for trading or speculative purposes. In accordance with the New Senior Bank Facilities (as defined), the Company is required to enter into interest rate protection agreements to the extent necessary to provide that, when combined with the Company's senior subordinated notes, at least 50% of the Company's aggregate indebtedness is subject to either a fixed interest rate or interest rate protection agreements. Accordingly, the Company's interest rate agreements are as follows:

Interest Rate Collar Agreements. At June 30, 1998, the Company was party to two interest rate collar agreements. On August 22, 1996 the company entered into a three year interest rate collar agreement with a notional principal amount of $70.0 million, a cap rate of 7.5% (plus the applicable margin) and a floor rate of 5.5% (plus the applicable margin). On November 26, 1997, the Company entered into a three year interest rate collar agreement with a notional principal amount of $50.0 million, a cap rate of 6.5% (plus the applicable margin) and a floor rate of 5.75% (plus the applicable margin).

Interest Rate Swap Agreement. The Company entered into an interest rate swap agreement on March 17, 1998. The notional principal amount covered under the interest rate swap agreement is $150.0 million and the term is three years. The effective current swap rate is 5.81%.

Risks associated with the interest rate swap and collar agreements include those associated with changes in the market value and interest rates. Management considers the potential loss in future earnings and cash flows attributable to the interest rate swap and collar agreements to not be material.

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits

Exhibit
Number    Exhibit
------    -------

2.1 Asset Purchase Agreement, dated as of December 18, 1996, by and between MBW Foods Inc. (as successor-in-interest to MBW Acquisition Corp.) and Conopco, Inc., as amended. (Incorporated by reference to
          Exhibit 2.1 to Aurora Foods Inc.'s Form S-4 filed on August 21, 1997 ("Aurora S-4")).

2.2 Asset Purchase Agreement, dated as of March 7, 1997, by and between Aurora Foods Inc. and Kraft Foods, Inc. (Incorporated by reference to
          Exhibit 2.2 to the Aurora S-4).

2.3 Asset Purchase Agreement, dated as of November 26, 1997, by and between Aurora Foods Inc. and The Procter & Gamble Company. (Incorporated by reference to Exhibit 2.1 to the Aurora Foods Inc.'s Form 8-K filed on January 30, 1998 (the "Form 8-K")).

2.4 Merger Agreement, dated as of June 22, 1998, between the Aurora Foods Inc. and A Foods Inc. (Incorporated by reference to Exhibit 2.1 to the Aurora Foods Inc.'s Form S-1 filed on April 22, 1998 (the "S-1")).

2.5 Merger Agreement, dated as of June 25, 1998, among Aurora Foods Holdings Inc., AurFoods Operating Co. Inc., VDK Holdings, Inc., Van de Kamp's, Inc. and A Foods Inc. (Incorporated by reference to Exhibit
          2.2 to the S-1).

2.6 Certificate of Merger, dated June 23, 1998, of Aurora Foods Inc. with and into A Foods Inc. (Incorporated by reference to Exhibit 2.14 to the S-1).

2.7 Amendment to Asset Purchase Agreement, dated as of February 13, 1997, between Van de Kamp's, Inc. and Morningstar Foods, Inc. (Incorporated by reference to Exhibit 2.2 to Van de Kamp's, Inc.'s Form 10-Q for the quarter ended March 31, 1997).

2.8 Asset Purchase Agreement, dated as of February 3, 1997, between Van de Kamp's, Inc. and Morningstar Foods, Inc. (Incorporated by reference to
          Exhibit 2.1 to Van de Kamp's, Inc.'s Form 10-Q for the quarter ended March 31, 1997).

2.10 Supplement No. 1 to Asset Purchase and Sales Agreement, dated as of July 9, 1996, between Van de Kamp's, Inc. and the Quaker Oats Company ("Quaker Oats"). (Incorporated by reference to Exhibit 2.2 to Van de Kamp's, Inc.'s Form 8-K dated July 9, 1996).

2.11 Asset Purchase and Sales Agreement, dated as of May 15, 1996 between Van de Kamp's, Inc. and Quaker Oats. (Incorporated by reference to
          Exhibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated July 9, 1996).

2.12 Asset Purchase and Sale Agreement, dated as of January 17, 1996, between Shellfish Acquisition Company, LLC ("Shellfish") and Campbell Soup Company ("Campbell"). (Incorporated by reference to the text of which and Exhibits to which are incorporated by reference to Exhibit
          2.1 to Van de Kamp's, Inc.'s Form 10-Q for the quarter ended March 30, 1996 and a list of the contents of the schedule of which is incorporated by reference to Exhibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated May 6, 1996 ).

2.13 Asset Purchase Agreement, dated as of January 17, 1996, between Van de Kamp's, Inc. and Shellfish. (Incorporated by reference to Exhibit 2.2 to the Van de Kamp's, Inc.'s Form 10-Q for the quarter ended March 20,
          1996).

2.14 Agreement and Amendment No. 1, dated September 19, 1995, to the Asset Purchase Agreement among Van de Kamp's, Inc., the Pillsbury Company and PET Incorporated. (Incorporated by reference to Exhibit to Van de Kamp's, Inc.'s Form S-4 filed on October 4, 1995 (the "Van de Kamp's S-4")).

2.15 Asset Purchase Agreement, dated as of July 7, 1995 among Van de Kamp's, Inc., the Pillsbury Company and PET Incorporated. (Incorporated by reference to Exhibit 2.1 to the Van de Kamp's S-4).

3.1 Certificate of Incorporation of A Foods Inc., filed with the Secretary of State of the State of Delaware on June 19, 1998. (Incorporated by reference to Exhibit 3.1 to the S-1).

3.2 Amended and Restated By-laws of Aurora Foods Inc. (Incorporated by reference to exhibit 3.2 to the S-1).

4.1 Indenture dated as of February 10, 1997, by and between Aurora Foods Inc. and Wilmington Trust Company. (Incorporated by reference to
          Exhibit 4.1 to the Aurora S-4).

4.2 Specimen Certificate of 9 7/8% Series B Senior Subordinated Note due 2007 (included in Exhibit 4.1 hereto). (Incorporated by reference to Exhibit 4.2 to the Aurora S-4).

4.3 Form of Note Guarantee to be issued by future subsidiaries of Aurora Foods Inc. pursuant to the Indenture (included in Exhibit 4.1 hereto). (Incorporated by reference to Exhibit 4.4 to the Aurora S-4).

4.4 Indenture dated as of July 1, 1997 by and between Aurora Foods Inc. and Wilmington Trust Company (the "Series D Indenture"). (Incorporated by reference to Exhibit 4.6 to the Aurora S-4).

4.5 Specimen Certificate of 9 7/8% Series D Senior Subordinated Note due 2007 (included in Exhibit 4.4 hereto). (Incorporated by reference to Exhibit 4.3 to the Aurora S-4).

4.6 Form of Note Guarantee to be issued by future subsidiaries of Aurora Foods Inc. pursuant to the Series D Indenture (included in Exhibit 4.4 hereto). (Incorporated by reference to Exhibit 4.8 to the Aurora S-4).

4.7 Securityholders Agreement, dated as of April 8, 1998, by and among Aurora/VDK LLC, MBW Investors LLC, VDK Foods LLC and the other parties signatory thereto. (Incorporated by reference to Exhibit 4.2 to the S-
          1).

4.8 Indenture dated as of July 1, 1998 by and between Aurora Foods Inc. and Wilmington Trust Company (Incorporated by reference to Exhibit
          4.13 to the S-1).

4.9 Specimen Certificate of 8 3/4% Senior Subordinated Notes due 2008. (Included in Exhibit 4.8 hereto).

4.10 Specimen Certificate of the Common Stock. (Incorporated by reference to Exhibit 4.1 to the S-1).

4.11 Registration Rights Agreement, dated July 1, 1998, between Aurora Foods Inc. and Chase Securities Inc., Goldman, Sachs & Co. and Natwest Capital Markets Limited (Incorporated by reference to Exhibit 4.15 to the S-1).

4.12 Indenture, dated as of September 15, 1995, between Van de Kamp's, Inc. and Harris Trust and Savings Bank. (Incorporated by reference to Exhibit 4.1 to the Van de Kamp's S-4).

4.13 Global Note, dated September 19, 1995, issued by Van de Kamp's, Inc. to the Depository Trust Company and registered in the name of Cede & Co. in the principal amount of $100,000,000. (Incorporated by reference to Exhibit 4.2 to the Van de Kamp's S-4).

10.1 VDK Holdings, Inc. Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to S-1).

10.2 Purchase Agreement, dated June 25, 1998, between Aurora Foods Inc. and Chase Securities Inc., Goldman, Sachs & Co. and NatWest Capital Markets Limited. (Incorporated by reference to Exhibit 10.3 to S-1).

10.3 Purchase Agreement, dated June 18, 1997, by and among Aurora Foods Inc., Chase Securities, Inc. and Credit Suisse First Boston Corporation. (Incorporated by reference to Exhibit 1.2 to the Aurora S-4).

10.4 Purchase Agreement, dated February 5, 1997, by and between Aurora Foods Inc. and Chase Securities, Inc. (Incorporated by reference to
          Exhibit 1.1 to the Aurora S-4).

10.5 Employment Agreement, dated as of December 31, 1996, by and between Aurora Foods Inc. and Thomas J. Ferraro (Incorporated by reference to
          Exhibit 10.5 to the Aurora S-4).

10.6 Employment Agreement, dated as of December 31, 1996, by and between Aurora Foods Inc. and C. Gary Willett. (Incorporated by reference to
          Exhibit 10.6 to the Aurora S-4).

10.7 Purchase Agreement, dated September 14, 1995, between Van de Kamp's, Inc. and Chemical Securities, Inc. (Incorporated by reference to
          Exhibit 10.6 to S-1).

10.8 Flavor Supply Agreement, dated as of December 31, 1996, by and Aurora Foods Inc. and Quest International Flavors & Food Ingredients Company. (Incorporated by reference to Exhibit 10.8 to the Aurora S-4).

10.9 License Agreement, dated as of February 21, 1979, between General Host Corporation and VDK Acquisition Corporation. (Incorporated by reference to Exhibit 10.27 to the Van de Kamp's S-4).

10.10 License Agreement, dated as of October 14, 1978, between General Host Corporation and Van de Kamp's Dutch Bakeries. (Incorporated by reference to Exhibit 10.28 to the Van de Kamp's S-4).

10.11 Trademark License Agreement, dated July 9, 1996 among Quaker Oats, The Quaker Oats Company of Canada Limited and Van de Kamp's, Inc. (Incorporated by reference to Exhibit H to Exhibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated July 9, 1996).

10.13 Amended Transitional Co-Pack Agreement, dated as of July 1, 1997, by and between Aurora Foods Inc. and Kraft Foods, Inc. (Incorporated by reference to Exhibit 10.13 to the Aurora S-4).

10.16 First Amended and Restated Red Wing Co-Pack Agreement, dated as of November 19, 1997, by and between Aurora Foods Inc. and The Red Wing Company, Inc. (Confidential treatment for a portion of this document has been requested by the Company). (Incorporated by reference to
          Exhibit 10.16 to Aurora Foods Inc.'s Form 10-K, filed on March 27, 1998 (the "Aurora 10-K")).

10.18 Production Agreement, dated November 19, 1997, by and between Aurora Foods Inc. and The Red Wing Company, Inc. (Confidential treatment for a portion of this document has been requested by the Company). (Incorporated by reference to Exhibit 10.18 to the Aurora 10-K).

10.19 Transitional Supply Agreement, dated January 16, 1998, by and between Aurora Foods Inc. and The Procter & Gamble Manufacturing Company. (Confidential treatment for a portion of this document has been requested by the Company). (Incorporated by reference to Exhibit 10.20 to the Aurora 10-K).

10.20 Amendment No. 1 to Ferraro Employment Agreement, dated as of January 1, 1998, between Aurora Foods Inc. and Thomas J. Ferraro. (Incorporated by reference to Exhibit 10.10 to the S-1).

10.21 Amendment No. 1 to Willett Employment Agreement, dated as of January 1, 1998, between C. Gary Willett and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.13 to the S-1).

10.22 Third Amended and Restated Credit Agreement, dated as of July 1, 1998, among Aurora Foods Inc., as borrower, the Lenders listed therein, The Chase Manhattan Bank, as Administrative Agent, National Westminster Bank PLC, as Syndication Agent and Swiss Bank Corporation, as Documentation Agent. (Incorporated by reference to Exhibit 10.20 to the S-1).

10.24     1998 Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the
          S-1).

10.26 Employment Agreement between Ian R. Wilson and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.7 to the S-1).

10.27 Employment Agreement between James B. Ardrey and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.8 to the S-1).

10.28 Employment Agreement between Ray Chung and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.9 to the S-1).

10.29 Employment Agreement between M. Laurie Cummings and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.10 to the S-1).

10.30 Amendment No. 1 to Ellinwood Amended and Restated Employment Agreement, dated as of January 1, 1998, between Thomas 0. Ellinwood and Van de Kamp's, Inc. (Incorporated by reference to Exhibit 10.15 to the S-1).

10.31 Amended and Restated Employment Agreement, dated as of March 11, 1997, by and between Thomas 0. Ellinwood and Van de Kamp's, Inc. (Incorporated by reference to Exhibit 10.16 to the S-1).

10.32 Employment Agreement, dated as of February 16, 1998, by and between Van de Kamp's, Inc. and Anthony A. Bevilacqua. (Incorporated by reference to Exhibit 10.17 to the S-1).

10.33 Expense Agreement, made as of July 1, 1998, between Aurora Foods Inc. and Dartford Partnership L.L.C. (Incorporated by reference to Exhibit
          10.32 to the S-1).

10.34 Advisory Agreement, made as of April 8, 1998, among Aurora/VDK LLC, Van de Kamp's, Inc., VDK Holdings, Inc., Aurora Foods Inc. and Aurora Foods Holdings Inc. and Dartford Partnership L.L.C. (Incorporated by reference to Exhibit 10.33 to the S-1).

10.35 Advisory Agreement, made as of April 8, 1998, among Aurora/VDK LLC, Van de Kamp's, Inc., VDK Holdings, Inc., Aurora Foods Inc. and Aurora Foods Holdings Inc. and MDC Management Company III, L.P. (Incorporated by reference to Exhibit 10.34 to the S-1).

10.36 Advisory Agreement, made as of April 8, 1998, between Fenway Partners, Inc. and Aurora/VDK LLC, Van de Kamp's, Inc., VDK Holdings, Inc., Aurora Foods Inc. and Aurora Foods Holdings Inc. (Incorporated by reference to Exhibit 10.35 to the S-1).

10.37 Indemnity Agreement, dated as of July 1, 1998, between Ian R. Wilson and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.46 to the S-1).

10.38 Indemnity Agreement, dated as of July 1, 1998, between James B. Ardrey and Aurora Foods Inc. (Incorporated by reference to Exhibit
          10.49 to the S-1).

10.39 Indemnity Agreement, dated as of July 1, 1998, between Clive A. Apsey and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.50 to the S-1).

10.40 Indemnity Agreement, dated as of July 1, 1998, between Charles Ayres and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.51 to the S-1).

10.41 Indemnity Agreement, dated as of July 1, 1998, between David E. De Leeuw and Aurora Foods Inc. (Incorporated by reference to Exhibit
          10.52 to the S-1).

10.42 Indemnity Agreement, dated as of July 1, 1998, between Charles J. Delaney and Aurora Foods Inc. (Incorporated by reference to Exhibit
          10.53 to the S-1).

10.43 Indemnity Agreement, dated as of July 1, 1998, between Richard C. Dresdale and Aurora Foods Inc. (Incorporated by reference to Exhibit
          10.54 to the S-1).

10.44 Indemnity Agreement, dated as of July 1, 1998, between Andrea Geisser and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.55 to the S-1).

10.45 Indemnity Agreement, dated as of July 1, 1998, between Peter Lamm and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.56 to the S-1).

10.46 Indemnity Agreement, dated as of July 1, 1998, between Tyler T. Zachem and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.57 to the S-1).

10.48     1998 Employee Stock Purchase Plan. (Incorporated by reference to
          Exhibit 10.47 to the S-1).

10.49 Production Agreement, dated as of June 4, 1998, by and Aurora Foods Inc. and Gilster-Mary Lee Corporation. (Incorporated by reference to
          Exhibit 10.48 to the S-1).

27.1      Financial Data Schedule

(b)  Reports on Form 8-K

1. A report on Form 8-K (Aurora Foods Inc.), dated April 8, 1998, was filed on April 21, 1998 on which Items 5 and 7 were reported. No financial statements were filed with this filing.

2. A report on Form 8-K (Van de Kamp's, Inc.), dated April 8, 1998, was filed on April 21, 1998 on which Items 5 and 7 were reported. No financial statements were filed with this filing.

3. A report on Form 8-K (Aurora Foods Inc.), dated April 22, 1998, as amended, was filed on May 1, 1998 on which Item 5 was reported. No financial statements were filed with this filing.

4. A report on Form 8-K (Van de Kamp's, Inc.), dated April 22, 1998, as amended, was filed on May 6, 1998 on which Item 5 was reported. No financial statements were filed with this filing.

5. A report on Form 8-K (Van de Kamp's, Inc.), dated May 1, 1998, was filed on May 15, 1998 on which Item 5 was reported. No financial statements were filed with this filing.

6. A report on Form 8-K (Van de Kamp's, Inc.), dated June 10, 1998, was filed on June 10, 1998 on which Item 5 was reported. No financial statements were filed with this filing.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AURORA FOODS INC.


Dated:  August 12, 1998         By: /s/ M. Laurie Cummings
        ---------------         --------------------------
                                M. Laurie Cummings
                                Chief Financial Officer
                                (Duly Authorized Officer,
                                Principal Financial Officer and
                                Principal Accounting Officer)