Form 10-Q
period 1998-09-30
AURORA FOODS INC
filed 1998-11-12
CIK 1033523

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                   FORM 10-Q



     (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                                      OR


     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the transition period from __________ to __________


                       Commission file number 333-50681
                               AURORA FOODS INC.
            (Exact Name of Registrant as Specified in Its Charter)


       DELAWARE                                           94-3303521
       --------                                           ----------
  (State or Other Jurisdiction                (IRS Employer Identification No.)
  of Incorporation or Organization)


                       456 Montgomery Street, Suite 2200
                           San Francisco, CA  94104
          (Address of Principal Executive Office, Including Zip Code)

                                (415) 982-3019
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No ____
                                         ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


                                                            Shares Outstanding
                                                              November 6, 1998
Common stock, $0.01 par value                                       67,000,000


===============================================================================

                                    PART I
                                    ------

                             FINANCIAL INFORMATION
                             ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

See pages 2 through 13.

                               AURORA FOODS INC.
                                BALANCE SHEETS
                (dollars in thousands except per share amounts)

                                                                                   September 30,            December 27,
                                                                                       1998                     1997
                                                                                  ----------------         ---------------
ASSETS                                                                              (unaudited)
Current assets:
     Cash and cash equivalents                                                            $ 1,913                 $ 4,717
     Accounts receivable (net of $940 and $140 allowance, respectively)                    85,623                  12,362
     Accounts receivable - other (Note 3)                                                   7,209                   1,474
     Inventories (Note 4)                                                                  81,734                   6,902
     Prepaid expenses and other assets                                                      9,871                   1,955
     Asset held for sale (Note 8)                                                           3,000                       -
     Current deferred tax assets                                                           32,523                   2,966
                                                                                  ----------------         ---------------
          Total current assets                                                            221,873                  30,376

Property, plant and equipment, net                                                        137,453                  14,075
Goodwill and other intangible assets, net                                               1,072,611                 315,241
Other assets                                                                               25,331                  13,047
                                                                                  ================         ===============
          Total assets                                                                 $1,457,268               $ 372,739
                                                                                  ================         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of senior secured term debt                                         $ 20,000                 $ 4,375
     Senior secured revolving debt facility                                                50,250                       -
     Accounts payable                                                                      50,811                   6,443
     Accrued liabilities                                                                   52,593                  17,409
                                                                                  ----------------         ---------------
          Total current liabilities                                                       173,654                  28,227

Non-current deferred tax liabilities                                                       10,128                   3,745
Other liabilities                                                                          12,372                       -
Senior secured revolving debt facility                                                     65,500                  37,500
Senior secured term debt                                                                  205,000                  35,625
Senior subordinated notes                                                                 402,287                 202,419
                                                                                  ----------------         ---------------
          Total liabilities                                                               868,941                 307,516
                                                                                  ----------------         ---------------

Stockholders' equity:
     Preferred stock, $0.01 par value; 25,000,000 shares
        authorized; no shares issued or outstanding                                             -                       -
     Common stock, $0.01 par value; 250,000,000 and 87,159,000
        shares authorized, respectively; 67,000,000 and 29,053,000
        shares issued and outstanding, respectively                                           670                     291
     Paid-in capital                                                                      648,001                  63,912
     Promissory notes                                                                        (630)                   (215)
     (Accumulated deficit) retained earnings (Note 5)                                     (59,714)                  1,235
                                                                                  ----------------         ---------------
          Total stockholders' equity                                                      588,327                  65,223
                                                                                  ----------------         ---------------
          Total liabilities and stockholders' equity                                   $1,457,268               $ 372,739
                                                                                  ================         ===============

                               AURORA FOODS INC.
                           STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)



                                                                             Three Months Ended
                                                            ---------------------------------------------------
                                                                   September 30,                September 27,
                                                                       1998                          1997
                                                            ------------------------        -------------------
Net sales                                                       $          220,368             $         49,125
Cost of goods sold                                                          89,264                       15,229
                                                                ------------------             ----------------
     Gross profit                                                          131,104                       33,896
                                                                ------------------             ----------------
Brokerage, distribution and marketing expenses:
     Brokerage and distribution                                             20,767                        5,701
     Trade promotions                                                       49,102                        8,734
     Consumer marketing                                                     15,928                        4,889
                                                                ------------------             ----------------
Total brokerage, distribution and marketing expenses                        85,797                       19,324

Amortization of goodwill and other intangibles                               8,623                        2,170
Selling, general and administrative expenses                                 7,200                        1,267
Transition expenses (Note 6)                                                 1,269                          989
                                                                ------------------             ----------------
Total operating expenses                                                   102,889                       23,750
                                                                ------------------             ----------------

     Operating income                                                       28,215                       10,146

Interest income                                                               (123)                          (5)
Interest expense                                                            15,677                        6,624
Amortization of deferred financing expense                                     372                          293
Other bank and financing expenses                                               54                           29
                                                                ------------------             ----------------

     Income before income taxes and extraordinary item                      12,235                        3,205

Income tax expense                                                           4,132                        1,282
                                                                ------------------             ----------------

     Net income before extraordinary item                                    8,103                        1,923


Extraordinary loss on early extinguishment of debt,
  net of tax of $4,520                                                       7,449                            -
                                                                ------------------             ----------------
     Net income                                                 $              654             $          1,923
                                                                ==================             ================
Basic and diluted earnings per share before
  extraordinary item                                            $             0.12             $           0.07
Extraordinary item per share                                                  0.11                            -
                                                                ------------------             ----------------
Basic and diluted earnings per share                            $             0.01             $           0.07
                                                                ==================             ================
Weighted average number of shares outstanding                               67,000                       29,053
                                                                ==================             ================

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                           STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                              Nine Months Ended
                                                             ----------------------------------------------------
                                                                  September 30,                September 27,
                                                                       1998                        1997
                                                             ------------------             ---------------------
Net sales                                                      $          509,566             $         92,016
Cost of goods sold                                                        208,741                       29,500
                                                               ------------------             ----------------
     Gross profit                                                         300,825                       62,516
                                                               ------------------             ----------------
Brokerage, distribution and marketing expenses:
     Brokerage and distribution                                            48,980                       10,400
     Trade promotions                                                     109,972                       15,807
     Consumer marketing                                                    37,423                        9,256
                                                               ------------------             ----------------
Total brokerage, distribution and marketing expenses                      196,375                       35,463

Amortization of goodwill and other intangibles                             21,409                        3,828
Selling, general and administrative expenses                               17,104                        3,594
Incentive plan expense (Note 5)                                            56,583                            -
Transition expenses (Note 6)                                                5,716                        1,313
                                                               ------------------             ----------------
Total operating expenses                                                  297,187                       44,198
                                                               ------------------             ----------------

     Operating income                                                       3,638                       18,318

Interest income                                                              (544)                         (86)
Interest expense                                                           50,075                       11,800
Amortization of deferred financing expense                                  1,472                        2,771
Other bank and financing expenses                                             194                           53
                                                               ------------------             ----------------

     (Loss) income before income taxes and
        extraordinary item                                                (47,559)                       3,780

Income tax expense                                                          4,065                        1,512
                                                               ------------------             ----------------

     Net (loss) income before extraordinary item                          (51,624)                       2,268

Extraordinary loss on early extinguishment of debt,
  net of tax of $5,704                                                      9,325                            -
                                                               ------------------             ----------------
     Net (loss) income                                                   $(60,949)                     $ 2,268
                                                               ==================             ================
Basic and diluted (loss) earnings per share
     before extraordinary item                                             $(1.05)                       $0.08
Extraordinary item per share                                                 0.19                            -
                                                               ------------------             ----------------
Basic and diluted (loss) earnings per share                                $(1.24)                       $0.08
                                                               ==================             ================
Weighted average number of shares outstanding                              49,159                       29,053
                                                               ==================             ================

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)


                                                                                                          Retained
                                                                      Additional                          Earnings
                                          Common Stock                  Paid-in          Promissory      (Accumulated
                                  -----------------------------
                                      Shares           Amount           Capital            Notes           Deficit)        Total
                                  ------------       ----------       ------------      ------------     ------------  ------------
Balance at December 27, 1997            29,053       $      291       $     63,912      $      $(215)    $      1,235  $     65,223
Capital contribution (Note 1)                -                -             94,263              (473)               -        93,790
Shares issued for acquisition
  of business (Note 2)                  25,038              250            183,219                 -                -       183,469
Shares issued (Note 1)                  12,909              129            254,702                                          254,831
Equity offering costs                        -                -             (4,678)                -                -        (4,678)

Payments on officer promissory
  notes                                      -                -                  -                58                -            58
Incentive plan expense (Note 5)              -                -             56,583                 -                -        56,583
Net loss                                     -                -                  -                 -          (60,949)      (60,949)
                                  -------------      -----------      -------------     -------------    ------------- ------------
Balance at September 30, 1998           67,000       $      670       $    648,001      $       (630)    $    (59,714) $    588,327
                                  =============      ===========      =============     =============    ============= ============

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                       Nine Months Ended
                                                                                            --------------------------------------
                                                                                             September 30,        September 27,
                                                                                                  1998                 1997
                                                                                            -----------------    -----------------
Cash flows from operating activities:
     Net (loss) income                                                                             $ (60,949)             $ 2,268
     Early extinguishment of debt, net of tax of $5,704                                                9,325                    -
     Adjustments  to reconcile  net (loss)  income to cash provided by operating activities:
         Depreciation and amortization                                                                29,587                7,180
         Deferred income taxes                                                                         4,065                1,317
         Incentive plan expense                                                                       56,583                    -
         Change  in  assets  and  liabilities,  net  of  effects  of  businesses acquired:
             Increase in accounts receivable                                                         (41,084)             (19,935)
             Decrease in accounts receivable - other                                                     473                    -
             (Increase) decrease in inventories                                                      (41,636)               5,435
             Increase in prepaid expenses and other assets                                            (6,755)                 (76)
             Increase in accounts payable                                                             35,016                6,030
             Increase in accrued liabilities                                                           8,549                9,447
                                                                                            -----------------    -----------------
Net cash (used in) provided by operating activities                                                   (6,826)              11,666
                                                                                            -----------------    -----------------

Cash flows from investing activities:
     Additions to property, plant and equipment                                                      (21,652)              (2,793)
     Changes to other non-current assets and liabilities                                              (2,653)                 441
     Proceeds from sale of assets (Note 8)                                                            28,035                    -
     Payment for acquisition of businesses (Note 2)                                                 (458,748)            (224,655)
                                                                                            -----------------    -----------------
Net cash used in investing activities                                                               (455,018)            (227,007)
                                                                                            -----------------    -----------------

Cash flows from financing activities:
     Proceeds from senior secured revolving and term debt                                            844,750               90,000
     Proceeds from senior subordinated notes                                                         200,000              202,500
     Repayment of borrowings                                                                        (892,759)             (98,000)
     Payment of redemption premium (Note 1)                                                          (14,500)                   -
     Proceeds from initial public offering                                                           254,831                    -
     Capital contributions, net of officer promissory notes                                           93,848               28,480
     Debt issuance and equity raising costs                                                          (27,130)             (11,964)
                                                                                            -----------------    -----------------
Net cash provided by financing activities                                                            459,040              211,016
                                                                                            -----------------    -----------------

Decrease in cash and cash equivalents                                                                 (2,804)              (4,325)
Cash and cash equivalents, beginning of period                                                         4,717                8,666
                                                                                            -----------------    -----------------

Cash and cash equivalents, end of period                                                             $ 1,913              $ 4,341
                                                                                            =================    =================

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

For further information, reference should be made to the financial statements of Aurora Foods Holdings Inc. and notes thereto included in the Registration Statement on Form S-1, as amended, of Aurora Foods Inc., effective as of June 25, 1998 relating to the Company's initial public offering of equity securities (defined on the next page in The Company, Its Business and Ownership).

THE COMPANY, ITS BUSINESS AND OWNERSHIP

The Company was incorporated in Delaware on June 19, 1998, as the successor to Aurora Foods Holdings Inc. ("Holdings") and its subsidiary, AurFoods Operating Co., Inc. (formerly known as Aurora Foods Inc.) ("AurFoods"), both of which were incorporated in Delaware in December 1996. AurFoods was wholly-owned by Holdings, which in turn was wholly-owned by MBW Investors LLC ("MBW LLC"). AurFoods was formed for the purpose of acquiring the Mrs. Butterworth's(R) syrup business from Conopco, Inc., a subsidiary of Unilever United States, Inc. ("Conopco"). AurFoods subsequently acquired the Log Cabin(R) syrup business ("LC") from Kraft Foods, Inc. ("Kraft") in July 1997 and the Duncan Hines(R) baking mix business ("DH") from The Procter & Gamble Company ("P&G") in January 1998.

Van de Kamp's, Inc. ("VDK") was a wholly-owned subsidiary of VDK Holdings, Inc., a Delaware corporation ("VDK Holdings") and was incorporated in Delaware in July 1995 for the purpose of acquiring the Van de Kamp's(R) frozen seafood and frozen dessert businesses from The Pillsbury Company in September 1995. VDK then acquired the Mrs. Paul's(R) frozen seafood business from the Campbell Soup Company in May 1996 and the Aunt Jemima(R) frozen breakfast and Celeste(R) frozen pizza businesses from The Quaker Oats Company in July 1996. VDK Holdings was wholly-owned by VDK Foods LLC ("VDK LLC").

The Company groups its brands into two general divisions: dry grocery division and frozen food division. The dry grocery division includes Duncan Hines(R) brand baking mix products and Mrs. Butterworth's(R) and Log Cabin(R) brand syrup products. The frozen food division includes the frozen food brands acquired as part of the VDK Holdings acquisition (See Note
2 -Acquisitions).

On April 8, 1998, MBW LLC and VDK LLC formed Aurora/VDK LLC ("New LLC"). MBW LLC contributed all of the capital stock of Holdings and VDK LLC contributed all of the capital stock of VDK Holdings to New LLC (the "Contribution"). In return for these contributions, MBW LLC was issued 55.5% of the interests in New LLC plus a right to receive a special $8.5 million priority distribution from New LLC, and VDK LLC was issued 44.5% of the interests in New LLC plus a right to receive a special $42.4 million priority distribution from New LLC. The amount and source of consideration used by MBW LLC and VDK LLC for their acquisition of interests in New LLC was their equity in Holdings and VDK Holdings, respectively.

Prior to its dissolution in connection with the IPO (defined below), New LLC was a majority-owned subsidiary of MBW LLC. New LLC accounted for the contribution of the ownership of Holdings at MBW LLC's historical cost and the contribution of the ownership of VDK Holdings was accounted for as an acquisition using the purchase method of accounting at New LLC's cost. After giving effect to the Contribution, New LLC directly held 100% of Holdings' capital stock and Holdings continued to hold directly 100% of AurFoods capital stock, and New LLC directly held 100% of VDK Holdings' capital stock and VDK Holdings continued to hold directly 100% of VDK's capital stock. On June 25, 1998, New LLC contributed to the Company all the issued and outstanding stock of Holdings and VDK Holdings. Therefore, the Company's financial statements, as it is the successor to Holdings, includes the historical financial information of Holdings from its inception.

On July 1, 1998, Holdings, AurFoods, VDK Holdings and VDK merged with and into the Company and the initial public offering (the "IPO") of 12,909,372 shares of Common Stock of the Company and 1,590,628 shares of the Company's Common Stock sold by New LLC was consummated at an initial public offering price of $21.00 per share. Also, concurrently with the IPO, the Company issued $200.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2008 (the "Notes Offering" or "New Notes") and borrowed $225.0 million of senior secured term debt and $99.0 million out of the total available of $175.0 million of senior secured revolving debt under the Third Amended and Restated Credit Agreement, dated as of July 1, 1998, among the Company, as borrower, the lenders listed therein, The Chase Manhattan Bank, as Administrative Agent, The National Westminster Bank PLC, as Syndication Agent and Swiss Bank Corporation, as Documentation Agent (the "New Senior Bank Facilities").

The Company used the net proceeds from the IPO, the Notes Offering and the New Senior Bank Facilities to (i) repay $180.8 million of senior secured bank debt under the VDK Senior Bank Facilities (as defined in Note 8), (ii) repay $467.0 million under the Aurora Senior Bank Facilities (as defined in Note 2), (iii) redeem the 12% Senior Subordinated Notes due 2005 issued under an Indenture dated as of September 15, 1995, between VDK and Harris Trust and Savings Bank, as Trustee (the "VDK Notes") (redemption completed on July 31, 1998) in the principal amount of $100.0 million, and (iv) pay the $14.5 million redemption
premium associated with the VDK Notes.   As a result of the early extinguishment
of the Aurora Senior Bank Facilities, the Company recorded in the quarter ended September 30, 1998 an extraordinary charge of $7.4 million, net of income tax of $4.5 million, for the write off of deferred financing charges.

As a consequence of the IPO, no additional incentive plan expense will be recorded under the Aurora Plan (See Note 5 - Incentive Plan Expense). MBW LLC satisfied its liability under the Aurora Plan by distributing shares of the Company's common stock in connection with the liquidation of MBW LLC.


NOTE 2 - ACQUISITIONS
---------------------

DUNCAN HINES

On January 16, 1998, the Company acquired all the assets of DH from P&G. The assets acquired by the Company include (i) the Duncan Hines(R) brand and associated trademarks, (ii) substantially all of the equipment for the manufacture of Duncan Hines(R) products currently located in P&G's Jackson, Tennessee facility, (iii) proprietary formulations for Duncan Hines(R) products,
(iv) other product specifications and customer lists and (v) rights under certain contracts, licenses, purchase orders and other arrangements and permits. The Company is using the acquired assets in its operations of DH. The purchase price of approximately $445.0 million was based on arms length negotiations between the Company and P&G. The acquisition was accounted for by using the purchase method of accounting. The allocation of purchase price has not been finalized; however, any changes are not expected to be material.

To finance the acquisition of DH and related costs, the Company refinanced its previously existing senior bank facilities with $450.0 million of senior secured term debt under the Second Amended and Restated Credit Agreement, dated as of January 16, 1998 by and among Holdings, the Company, the lenders listed therein, The Chase Manhattan Bank, The National Westminster Bank PLC, and Swiss Bank Corporation (the "Aurora Senior Bank Facilities"), and received a capital contribution from Holdings of $93.8 million. As a result of the new bank borrowings under the Aurora Senior Bank Facilities, the Company incurred an early extinguishment of its pre-DH senior secured bank debt and the write-off of the associated deferred financing charges was recorded in the quarter ended March 28, 1998 as an extraordinary charge of $1.9 million, net of income taxes of $1.2 million.

The cost to acquire DH has been allocated to tangible and intangible assets acquired as follows (in thousands):

     Cash paid to acquire assets                                $ 445,000
     Other acquisition costs                                        5,193
                                                          ----------------
                                                                  450,193
     Cost assigned to tangible assets                             (40,884)
                                                          ----------------

     Cost attributable to intangible assets                     $ 409,309
                                                          ================


VDK HOLDINGS, INC.

On April 8, 1998, New LLC completed a stock purchase of VDK Holdings (See Note 1
- Basis of Presentation). The Company acquired all the capital stock of VDK Holdings in exchange for $183.5 million of the Company's equity. The acquisition was accounted for using the purchase method of accounting. The allocation of purchase price has not been finalized; however, any changes are not expected to be material.

The cost to acquire VDK Holdings has been allocated to tangible and intangible assets acquired as follows (in thousands):

     Value of stock used to acquire VDK Holdings                 $ 183,469
     Liabilities assumed                                           376,733
     Other acquisition costs                                         8,431
                                                           ----------------
                                                                   568,633
     Cost assigned to tangible assets                             (201,238)
                                                           ----------------

     Cost attributable to intangible assets                      $ 367,395
                                                           ================


Had the VDK Holdings and DH acquisitions taken place July 1, 1997 and January 1, 1998, and had the VDK Holdings, LC and DH acquisitions taken place January 1, 1997 the unaudited pro forma results of operations for the three month period ended September 27, 1997 and the unaudited pro forma results of operations for the nine month period ended September 30, 1998 and September 27, 1997, respectively, would have been as follows (in thousands):

                                                     Three Months Ended                             Nine Months Ended
                                          -------------------------------------             -------------------------------
                                          September 30,            September 27,            September 30,      September 27,
                                              1998                     1997                      1998               1997
                                          -----------               -----------              ----------        -----------
                                            (actual)                (pro forma)              (pro forma)        (pro forma)
Net sales                                  $ 220,368                 $ 198,608               $ 667,357          $ 632,534
                                          ===========               ===========              ==========        ===========

Gross profit                               $ 131,104                 $ 114,065               $ 398,394          $ 363,727
                                          ===========               ===========              ==========        ===========

Operating income (loss)                     $ 28,215                  $ 21,860               $ (42,242)          $ 77,063
                                          ===========               ===========              ==========        ===========

NOTE 3 - ACCOUNTS RECEIVABLE - OTHER
------------------------------------

Accounts receivable - other consist of the following (in thousands):

                                September 30,       December 27,
                                     1998               1997
                                  ----------        ----------
Conopco                            $    -           $    111
Kraft                                 879              1,057
P&G                                 5,949                  -
Other                                 381                306
                                  ----------        ----------
                                   $7,209            $ 1,474
                                  ==========        ==========

The balances due as of December 27, 1997 from Conopco and Kraft were comprised of accounts receivable collected by them on behalf of the Company. The balance due as of September 30, 1998 from P&G was the amount reimbursable from the relocation of acquired equipment to the

Company's contract manufacturers' facilities and the balance due from Kraft was comprised of reimbursable operating expenses.

NOTE 4 - INVENTORIES
--------------------

Inventories consist of the following (in thousands):

                                         September 30,          December 27,
                                             1998                  1997
                                       ----------------       ---------------

Raw materials                                 $ 15,779                 $ 270
Work in process                                    371                     -
Finished goods                                  62,162                 6,632
Packaging and other supplies                     3,422                     -
                                       ================       ===============
                                              $ 81,734               $ 6,902
                                       ================       ===============


NOTE 5 - INCENTIVE PLAN EXPENSE
-------------------------------

During the quarter ended June 30, 1998, the Company recorded non-cash incentive plan expense of $56.6 million based on the valuation of the Company as of June 30, 1998 and in accordance with the Company's compensation agreement (the "Aurora Plan") contained in the Amended and Restated Limited Liability Company Agreement of MBW Investors LLC (the "Agreement"). In accordance with the Aurora Plan, the previously estimated valuation of the Company as of December 27, 1997 resulted in recording $2.3 million of incentive plan expense. The valuation of the Company increased significantly from December 27, 1997 through June 30, 1998 and resulted in significant incentive plan expense in the current year. In accordance with the Aurora Plan, all rights under the Aurora Plan were fully vested as a consequence of the IPO and no additional incentive plan expense will be recorded. The expense was recorded as a liability of MBW LLC as the sponsor of the Aurora Plan. However, because the Aurora Plan is for the benefit of employees of the Company, expense recognized under the Aurora Plan was pushed down to the Company, and was recorded by the Company as incentive plan expense and as additional paid-in capital from its parent. MBW LLC satisfied its liability under the Aurora Plan by distributing shares of the Company's common stock in connection with the liquidation of MBW LLC (See Note 1 - Basis of Presentation).

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

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands except per share amounts):

                                                               Three Months Ended                    Nine Months Ended
                                                       --------------------------------      ---------------------------------
                                                       September 30,       September 27,     September 30,        September 27,
                                                            1998                1997             1998                 1997
                                                       -------------       ------------      ------------         -------------
 Numerator:
     Earnings (loss) before extraordinary item           $ 8,103              $ 1,923          $ (51,624)           $ 2,268

     Extraordinary item, net of tax
        of $4,520 and $5,704, respectively                 7,449                    -              9,325                  -
                                                       -------------       ------------      ------------         -------------

     Earnings (loss)                                       $ 654              $ 1,923          $ (60,949)           $ 2,268
                                                       =============       ============      ============         =============

 Denominator:
     Weighted average number of basic shares              67,000               29,053             49,159             29,053
     Effect of dilutive securities                             -                    -                  -                  -
                                                       -------------       ------------      ------------         -------------

     Weighted average number of diluted shares            67,000               29,053             49,159             29,053
                                                       =============       ============      ============         =============
 Basic and diluted earnings (loss) per share
   before extraordinary item                              $ 0.12               $ 0.07            $ (1.05)            $ 0.08
 Extraordinary item per share                               0.11                 -                  0.19                  -
                                                       -------------       ------------      ------------         -------------

 Basic and diluted earnings (loss) per share              $ 0.01               $ 0.07            $ (1.24)            $ 0.08
                                                       =============       ============      ============         =============

NOTE 8 - SALE OF ASSETS
-----------------------

On May 1, 1998, VDK completed the sale of its frozen desserts product line ("Desserts Sale") to Mrs. Smith's Bakeries, Inc., a subsidiary of Flowers, Inc. VDK received approximately $28.0 million from the sale of certain assets of the frozen desserts product line. The net proceeds from the Desserts Sale were used to repay $25.0 million in indebtedness under the Second Amended and Restated Credit and Guarantee Agreement, dated as of July 9, 1996, among VDK Holdings, VDK, the banks and other financial institutions parties thereto and The Chase Manhattan Bank, as agent, as amended (the "VDK Senior Bank Facilities"). Because VDK Holdings was acquired by the Company shortly before the Desserts Sale, the Company did not recognize any gain or loss as a result of the sale.

In conjunction with the sale, the Company eliminated certain corporate and administrative positions related to the desserts business. The Company also closed the Chambersburg, Pennsylvania facility where the frozen desserts product line was manufactured. Machinery and equipment related to the production of certain frozen seafood and vegetable products, which were located at the Chambersburg facility, were relocated to the Company's Erie, Pennsylvania and Jackson, Tennessee manufacturing facilities. The Company has recorded to the balance sheet as an asset held for sale the expected proceeds from the future sale of the Chambersburg manufacturing facility. Currently, there is no contractual agreement to sell the facility.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Registration Statement on the Form S-1, as amended, of Aurora Foods Inc., effective as of June 25, 1998 relating to the Company's initial public offering of equity securities.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Financial Statements and notes to the financial statements. Unless otherwise noted, years (1998 and 1997) in this discussion refer to the Company's September-ending quarters.

Certain statements contained in this report, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "estimates" and words of similar import, constitute "forward-looking statements" and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the actions of the Company's competitors; general economic and business conditions; industry trends; demographics; raw material costs; the continued success of management's strategy; integration of acquired businesses into the Company; terms and development of capital; and changes in, or the failure or inability to comply with, governmental rules and regulations, including, without limitation, FDA and environmental rules and regulations. Given these uncertainties undue reliance should not be placed on such forward looking statements. The Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any other forward-looking statements contained herein to reflect future events or developments.

The dates on which the Company believes Year 2000 compliance will be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of Year 2000 compliance. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability.

The following tables set forth, for the periods indicated, the percentage, which the items in the Statement of Operations bear to net sales. A summary of the period to period increases (decreases) in the components of operations is shown on the pages that follow.

          COMPARATIVE RESULTS: THREE MONTHS ENDED SEPTEMBER 30, 1998
                      AND SEPTEMBER 27, 1997 (UNAUDITED)

                                                                                                           Period to
(in thousands except per share amounts)                           Three Months Ended                        Period
                                                       --------------------------------------------
                                                        September 30, 1998      September 27, 1997         Increase
                                                       --------------------   ---------------------       ----------
Net sales                                              $ 220,368     100.0 %  $  49,125      100.0 %         348.6 %
Cost of goods sold                                        89,264      40.5       15,229       31.0           486.1
                                                       ----------  --------   ----------  ---------
     Gross profit                                        131,104      59.5       33,896       69.0           286.8
                                                       ----------  --------   ----------  ---------

Brokerage, distribution and
  marketing expenses:
     Brokerage and distribution                           20,767       9.4        5,701       11.6           264.3
     Trade promotions                                     49,102      22.3        8,734       17.8           462.2
     Consumer marketing                                   15,928       7.2        4,889        9.9           225.8
                                                       ----------  --------   ----------  ---------
Total brokerage, distribution
  and marketing expenses                                  85,797      38.9       19,324       39.3           344.0

Amortization of goodwill
  and other intangibles                                    8,623       3.9        2,170        4.4           297.4
Selling, general and
  administrative expenses                                  7,200       3.3        1,267        2.6           468.3
Transition expenses                                        1,269       0.6          989        2.0            28.3
                                                       ----------  --------   ----------  ---------
     Total operating expenses                            102,889      46.7       23,750       48.3           333.2
                                                       ----------  --------   ----------  ---------

     Operating income                                     28,215      12.8       10,146       20.7           178.1

Interest income                                             (123)     (0.1)          (5)       0.0         2,360.3
Interest expense                                          15,677       7.1        6,624       13.5           136.7
Amortization of deferred
  financing expense                                          372       0.2          293        0.6            27.0
Other bank and financing
  expenses                                                    54       0.0           29        0.1            86.2
                                                       ----------  --------   ----------  ---------

     Income before income taxes and
       extraordinary item                                 12,235       5.6        3,205        6.5           281.7

Income tax expense                                         4,132       1.9        1,282        2.6           222.3
                                                       ----------  --------   ----------  ---------

     Net income before
        extraordinary item                                 8,103       3.7        1,923        3.9           321.4

Extraordinary loss on early extinguishment
   of debt, net of tax of $4,520                           7,449       3.4            -        0.0             0.0
                                                       ----------  --------   ----------  ---------

     Net income                                        $     654       0.3 %  $   1,923        3.9 %         (66.0)%
                                                       ==========  ========   ==========  =========

Basic and diluted earnings per
  share before extraordinary item                      $    0.12              $    0.07
Extraordinary item per share                                0.11                      -
                                                       ----------             ----------

Basic and diluted earnings per share                   $    0.01              $    0.07
                                                       ==========             ==========

Weighted average number of shares outstanding             67,000                 29,053
                                                       ==========             ==========

                             RESULTS OF OPERATIONS

               THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                     THREE MONTHS ENDED SEPTEMBER 27, 1997

Net Sales. Net sales for the quarter were $220.4 million, which was an increase of $171.3 million as compared to net sales in the prior year quarter of $49.1 million. The prior year quarter included sales of the Mrs. Butterworth's(R) and Log Cabin(R) brands, which were the only businesses owned by the Company at the time. Results for the current quarter include the results of the Mrs. Butterworth's(R) brand (acquired December 31, 1996), the Log Cabin(R) brand (acquired July 1, 1997), the Duncan Hines(R) brand (acquired January 16, 1998) and the brands that comprise the Van de Kamp's, Inc. business (acquired April 8, 1998).

  Pro Forma Net Sales.   Net sales for the quarter ended September 30, 1998 were
  $220.4 million, which was an 11.0% increase over pro forma net sales in the 1997 quarter of $198.6 million (which reflect all the acquisitions noted as if they had occurred on July 1 for the 1997 period). The sales increase in the quarter was the result of unit volume growth, higher prices for the Company's Duncan Hines(R) baking mix products and product mix shifts to higher priced items in the Company's frozen pizza and frozen seafood segments.

  Unit volumes increased 6.8% to 12.6 million cases from 11.8 million cases in the prior year. Growth in case volume as compared to the prior year quarter was driven by a 3.7% increase in frozen seafood products, a 4.0% increase in Log Cabin(R) syrup products, a 36.7% increase in Duncan Hines(R) brownie mixes, a 1.0% increase in frozen breakfast volumes and an increase in the Company's foodservice volumes. Unit sales of Duncan Hines(R) cake mixes, which were not promoted in the September quarter, declined 1.0%, unit sales of Celeste(R) frozen pizza declined 5.1% and unit sales of Mrs. Butterworth's(R) products declined 6.9%.

  The Company's net sales growth included a 4.2% increase related to pricing and product mix shifts to higher priced items. The competitive price equalization program initiated on the Duncan Hines(R) brand in March 1998, whereby the Company increased the list price on cake and frosting products to parity with the competition, contributed approximately $11.7 million in net sales during the current quarter. This resulted in a dollar sales increase of 19.4% for Duncan Hines(R) products in the quarter. The Company initiated a price increase, effective July 1, 1998, on its retail syrup brands to offset an increase in the cost of corn syrup. In addition, product mix shifts in both the frozen pizza and frozen seafood product lines caused dollar sales for those segments to increase at a higher rate than unit sales. Sales of premium Mama Celeste Fresh-Baked Rising Crust frozen pizza products, which sell at a higher list price per case than other Celeste(R) frozen pizza products, resulted in a dollar sales increase of 4.6% for the Celeste(R) business. Similarly, sales of premium frozen fish fillets for the Company's frozen seafood brands (Van de Kamp's(R) and Mrs. Paul's(R)) resulted in a dollar sales increase of 4.7% for the frozen seafood business. Product mix shifts to higher priced items and higher prices on baking mix and syrup products were partially offset by lower average prices on the Company's foodservice volumes.

Gross Profit. Gross profit was 59.5% of net sales, which was lower than the gross profit in the prior year quarter of 69.0%. The decline was due to the inclusion of Duncan Hines(R) baking mix products and the Van de Kamp's, Inc. business, both of which have lower gross profit margins than syrup products. As noted previously, the Company has offset the increase in the cost of corn syrup by a price increase on its syrup products effective July 1, 1998.

  Pro Forma Gross Profit. On a pro forma basis, gross profit for the quarter was 59.5% of net sales as compared to the prior year quarter of 57.4%. The increase was the result of the pricing action initiated on the Duncan Hines(R) business, which elevated the gross margin on baking mix products, and cost savings achieved from outsourcing the production of Log Cabin(R) syrup products.

Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses for the quarter increased $66.5 million as compared to the prior year quarter due to the inclusion of the acquired businesses. As a percentage of net sales, brokerage, distribution and marketing expenses were 38.9%, which was 0.4 percentage points lower than the prior year quarter of 39.3%.

  Pro Forma Brokerage, Distribution and Marketing Expenses. On a pro forma basis, brokerage, distribution and marketing expenses increased $11.0 million to 38.9% of net sales, which was above the prior year quarter of 37.7%. Brokerage and distribution expenses were flat to last year on a dollar basis, but declined as a percentage of net sales to 9.4% as compared to 10.5% for the prior year period. Marketing expenses increased $11.0 million and were 29.5% of net sales, which was 2.3 percentage points higher than the prior year quarter of 27.2%. The increase was primarily attributable to trade and consumer marketing programs executed on the Duncan Hines(R) business to support the higher list pricing on cake and frosting products. The prior owner, P&G, followed an every-day-low-price strategy and, consequently, the prior year period included comparatively little marketing support. The quarter also included increased consumer promotion programs for frozen seafood and increased trade merchandising and slotting expenses related to the launch of the Company's new pizza product, Mama Celeste Fresh-Baked Rising Crust, in California and Florida.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased to $8.6 million from $2.2 million in the prior year quarter. The increase of $6.4 million was due to the additional amortization expense generated by the goodwill recorded in connection with the brands acquired by the Company over the past year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $7.2 million were $5.9 million higher than the prior period expense of $1.3 million. The increase was due to the inclusion of the Van de Kamp's, Inc. business and additional infrastructure and staffing required by the dry grocery division to operate the Log Cabin(R) and Duncan Hines(R) businesses.

Transition Expenses. Transition expenses were $1.3 million as compared to $1.0 million recorded in the prior year quarter and represent one-time costs incurred to establish the Company's operations and integrate the acquired businesses.
The increase was due to the acquisitions of the Log Cabin(R) and Duncan Hines(R) brands.

Operating Income. Operating income of $28.2 million was $18.1 million higher than the operating income last year of $10.1 million. The increase versus the prior year quarter was due to the inclusion of operating income generated by the acquired businesses.

  Pro Forma Operating Income. On a pro forma basis, operating income of $28.2 million was 28.8% higher than the prior year quarter of $21.9 million. Operating income was 12.8% of net sales and 11.0% for the prior year quarter. The increase as a percentage of net sales was due to higher sales and higher gross profit margins. Excluding the effects of transition expenses, operating income for the quarter was $29.5 million as compared to operating income in the prior year quarter of $22.8 million. The 29.4% increase was the result of growth in both sales and gross profit, which more than offset the increase in marketing expenses to support the future growth of the brands and new products.

Interest Expense and Amortization of Deferred Financing Expense. The aggregate of net interest expense and amortization of deferred financing expense of $15.9 million was higher than the prior year quarter amount of $6.9 million. The increase was due to the additional debt associated with the acquisitions over the past year. Net interest expense in the current quarter includes approximately $0.6 million of interest expense attributable to the VDK Notes, which were redeemed on July 31, 1998 (See Note 1 -Basis of Presentation), and the carrying cost of transitional Duncan Hines(R) inventories.

Income Tax Expense. Income tax expense for the current and prior year quarters was $4.1 million and $1.3 million, respectively, which represents an effective
tax rate of 33.8% in 1998 and 40.0% in 1997.   The current quarter effective tax
rate was less than the Company's anticipated rate due to adjustments to reflect an increase in state tax rates as a result of the merger and the corresponding net increase in deferred tax assets, which caused a reduction to income tax expense.

Net Income. Net income, before the extraordinary charge, was $8.1 million, which was $6.2 million higher than net income in the prior year quarter of $1.9 million. Net income for the quarter, after an extraordinary charge in the net of tax amount of $7.4 million, was $0.7 million. The extraordinary charge was the write-off of deferred financing charges associated with the Aurora Senior Bank Facilities, which were repaid in connection with the refinancing that was consummated at the time of the IPO (See Note 1 - Basis of Presentation).

                                                                                                                          Period to
                                                                                                                           Period
                                                                               Nine Months Ended                          Increase
                                                            ------------------------------------------------------      ------------
(in thousands except per share amounts)                        September 30, 1998            September 27, 1997          (Decrease)
                                                            ------------------------      ------------------------      ------------
Net sales                                                   $  509,566      100.0%        $   92,016      100.0%            453.8%
Cost of goods sold                                             208,741       41.0             29,500       32.1             607.6
                                                            ----------   --------         ----------   --------
     Gross profit                                              300,825       59.0             62,516       67.9             381.2
                                                            ----------   --------         ----------   --------

Brokerage, distribution and marketing expenses:
     Brokerage and distribution                                 48,980        9.6             10,400       11.3             371.0
     Trade promotions                                          109,972       21.6             15,807       17.2             595.7
     Consumer marketing                                         37,423        7.3              9,256       10.1             304.3
                                                            -----------  --------         ----------   --------
Total brokerage, distribution
  and marketing expenses                                       196,375       38.5             35,463       38.6             453.7

Amortization of goodwill
  and other intangibles                                         21,409        4.2              3,828        4.1             459.3
Selling, general and
  administrative expenses                                       17,104        3.4              3,594        3.9             375.9
Incentive plan expense                                          56,583       11.1                  -        0.0               0.0
Transition expenses                                              5,716        1.1              1,313        1.4             335.3
                                                            -----------  --------         ----------   --------
     Total operating expenses                                  297,187       58.3             44,198       48.0             572.4
                                                            -----------  --------         ----------   --------

     Operating income                                            3,638        0.7             18,318       19.9             (80.1)

Interest income                                                   (544)      (0.1)               (86)       0.0             532.6
Interest expense                                                50,075        9.8             11,800       12.8             324.4
Amortization of deferred
  financing expense                                              1,472        0.3              2,771        3.0             (46.9)
Other bank and financing
  expenses                                                         194        0.0                 53        0.0             266.0
                                                            -----------  --------         ----------   --------

     (Loss) income before income
       taxes and extraordinary item                            (47,559)      (9.3)             3,780        4.1          (1,358.2)

Income tax expense                                               4,065        0.8              1,512        1.6             168.8
                                                            -----------  --------         ----------   --------

     Net (loss) income before
       extraordinary item                                      (51,624)     (10.1)             2,268        2.5          (2,376.3)

Extraordinary loss on early extinguishment
  of debt, net of tax of $5,704                                  9,325        1.8                  -        0.0               0.0
                                                            -----------  --------         ----------   --------

     Net (loss) income                                      $  (60,949)     (11.9)%       $    2,268        2.5%         (2,787.3)%
                                                            ===========  ========         ==========   ========

Basic and diluted (loss) earnings per
  share before extraordinary item                           $    (1.05)                   $     0.08
Extraordinary item per share                                      0.19                             -
                                                            -----------                   ----------

Basic and diluted (loss) earnings per share                 $    (1.24)                   $     0.08
                                                            ===========                   ==========

Weighted average number of shares outstanding                   49,159                        29,053
                                                            ===========                   ==========

                             RESULTS OF OPERATIONS

               NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                     NINE MONTHS ENDED SEPTEMBER 27, 1997

Net Sales. Net sales for the nine month period were $509.6 million, which was an increase of $417.6 million as compared to net sales in the comparable 1997 period of $92.0 million. The prior year included sales of the Mrs. Butterworth's(R) brand from January 1, 1997 and the Log Cabin(R) brand from July 1, 1997, which were the only businesses owned by the Company at the time. Results for the nine month period include the results of the Mrs. Butterworth's(R) brand, the Log Cabin(R) brand, the Duncan Hines(R) brand from January 16, 1998 and the Van de Kamp's, Inc. business from April 9, 1998.

  Pro Forma Net Sales. Pro forma net sales (which reflect all the acquisitions noted previously as if they had occurred on January 1 for both the 1998 and 1997 periods) for the nine months ended September 30, 1998 were $667.4 million, which was a 5.5% increase over net sales in the comparable 1997 period of $632.5 million. Sales growth in the nine month period was due to unit volume growth in the frozen food division and higher prices for the Company's Duncan Hines(R) baking mix products.

  Unit volumes increased 3.6% to 36.2 million cases from 34.9 million cases in the prior year period. The frozen food division unit volumes increased 9.0% versus last year, driven by a 4.1% increase in frozen breakfast products, a 1.1% increase in Celeste(R) frozen pizza and an increase in foodservice volumes compared to a relatively low sales base in the 1997 period. Unit volumes for frozen seafood declined by 3.0% due to difficult comparisons versus the prior year period, which featured a number of new product introductions, as well as slower category growth relative to 1997. Unit volumes for the dry grocery division declined by 0.7% versus the prior year period. Unit volumes of the Company's syrup brands increased 0.7% while volumes of Duncan Hines(R) baking mix products declined 0.9%. Unit volumes for Duncan Hines(R) were negatively impacted in the first half of 1998 by a case load into retail channels initiated by P&G in the latter part of 1997 prior to P&G's divestiture of the business.

  The Company's net sales growth included a 1.9% increase related to pricing, which was primarily attributable to the competitive price equalization program initiated on the Duncan Hines(R) brand in March 1998, as previously discussed, whereby the Company increased the list price on cake and frosting products to parity with the competition. The price equalization program generated approximately $21.4 million in net sales during the nine month period. In addition, product mix shifts in both the frozen pizza and frozen seafood product lines have caused dollar sales for those segments to increase at a higher rate than unit sales. The dollar sales increase for the Celeste(R) business was 11.0% due to sales of premium Mama Celeste Fresh-Baked Rising Crust frozen pizza products, which sell at a higher list price per case than other Celeste(R) frozen pizza products. Sales of premium frozen fish fillets for the Company's frozen seafood brands (Van de Kamp's(R) and Mrs. Paul's(R)) also resulted in dollar sales outpacing volumes for the frozen seafood business. Product mix shifts to higher priced items and higher prices on baking mix and syrup products were partially offset by lower average prices on the Company's foodservice volumes.

Gross Profit.    Gross profit was 59.0% of net sales, which was lower than the gross profit in the comparable 1997 period of 67.9%. The decline was due to the inclusion of Duncan Hines(R) baking mix products and the Van de Kamp's, Inc. business, both of which have lower gross profit margins than syrup products. Also, the cost of corn syrup increased over the 1997 period, which the Company has offset with a price increase on its syrup products effective July 1, 1998.

  Pro Forma Gross Profit. On a pro forma basis, gross profit was 59.7% of net sales as compared to the prior year gross profit of 57.5%. The increase was due to the pricing action initiated on the Duncan Hines(R) business, which elevated the gross margin on baking mix products, and cost savings achieved from outsourcing the production of syrup products.

Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses for the nine month period increased $160.9 million as compared to the prior year period due to the inclusion of the acquired businesses. As a percentage of net sales, brokerage, distribution and marketing expenses were 38.5%, which was 0.1 percentage point lower than the prior year period of 38.6%.

  Pro Forma Brokerage, Distribution and Marketing Expenses. On a pro forma basis, brokerage, distribution and marketing expenses increased $36.1 million to 40.3% of net sales, which was above the comparable 1997 period of 36.9%. Brokerage and distribution expenses increased $1.4 million over last year and decreased as a percentage of net sales to 9.6% from 9.9% in the prior year period. Marketing expenses increased $34.7 million and were 30.8% of net sales, which was 3.8 percentage points higher than the prior year period of 27.0%. The increase was primarily attributable to trade and consumer marketing programs executed on the Duncan Hines(R) business, as previously described to compensate for the higher list pricing strategy initiated on cake and frosting products. The balance of the increase was due to consumer promotions and media support for the Log Cabin(R) brand where none existed in the prior year, and consumer promotions and slotting expenses related to the Company's new pizza product, Mama Celeste Fresh-Baked Rising Crust, and new premium grilled frozen seafood products.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased to $21.4 million from $3.8 million in the comparable prior year period. The increase of $17.6 million was due to the additional amortization expense generated by the goodwill recorded in connection with the brands acquired by the Company over the past year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $17.1 million were $13.5 million higher than the prior year period expense of $3.6 million. The increase was due to the inclusion of Van de Kamp's, Inc. and the additional infrastructure and staffing required by the dry grocery division to operate the Log Cabin(R) and Duncan Hines(R) businesses. Selling, general and administrative expenses were 3.4% of net sales, which was 0.5 percentage points lower than the 3.9% experienced in the prior year period. The decrease as a percentage of net sales reflects the efficiency gained as the size of the Company has grown dramatically over the prior year.

Incentive Plan Expense. For the nine months ended September 30, 1998, the Company recorded non-cash incentive plan expense of $56.6 million based on the current valuation of the Company and in accordance with the Aurora Plan contained in the MBW LLC Agreement (See Note 5 -Incentive Plan Expense).

Transition Expenses. Transition expenses were $5.7 million as compared to $1.3 million recorded in the prior year period and represent one-time costs incurred to establish the Company's operations and integrate the acquired businesses.
The increase was due to the acquisitions of the Log Cabin(R) and Duncan Hines(R) brands.

Operating Income. Operating income was $3.6 million as compared to operating income in the prior year period of $18.3 million. Excluding the effects of the incentive plan expense and transition expenses, the Company would have achieved operating income of $65.9 million in the nine month period versus operating income of $19.6 million in the prior year period. The significant increase versus the prior year period was due to the inclusion of operating income generated by the acquired businesses.

  Pro Forma Operating (Loss) Income. On a pro forma basis, the Company incurred an operating loss of $42.2 million as compared to operating income in the prior year period of $77.1 million. Excluding the effects of the incentive plan expense and transition expenses, the Company would have achieved operating income of $81.4 million in the nine month period versus the prior year period operating income of $79.7 million. The increase in operating income was due to the improvement in gross profit margins and reduction in selling, general and administrative expenses as a percentage of net sales offset by higher marketing expenses. Marketing expenses were increased to drive the Company's growth objectives. Specifically, marketing spending was increased to establish media programs where none existed in the past, support the change to a high-low pricing strategy for Duncan Hines(R) so the brand would have parity with its competition, and support the introduction of new products in the frozen food division.

Interest Expense and Amortization of Deferred Financing Expense. The aggregate of net interest expense and amortization of deferred financing expense in the nine month period of $51.0 million was higher than the prior year amount of $14.5 million. The increase was due to the additional debt associated with the acquisitions over the past year.

Income Tax Expense. The income tax expense recorded for the nine month period was $4.1 million and the prior period income tax expense was $1.5 million. The effective tax rate for the current nine month period was less than the anticipated rate due primarily to the effect of the non-deductible incentive plan expense.

Net (Loss) Income. The Company incurred a net loss of $60.9 million as compared to net income recorded for the prior year period of $2.3 million. In addition to the incentive plan expense recorded in the current nine month period, the Company also incurred an extraordinary charge in the net of tax amount of $9.3 million as a result of the write-off of deferred financing charges associated with the early extinguishment of debt facilities.

                        LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1998, the Company used $6.8 million of cash to fund its operations. Net loss plus non-cash charges provided $38.6 million of operating cash flow. An increase in net working capital used $45.4 million of cash during the nine month period. As compared to December 27, 1997, current assets, excluding cash and current deferred tax assets, increased $164.7 million and current liabilities, excluding current maturities of senior secured debt, increased $79.6 million. The increase in both current assets and current liabilities was the result of four factors: (1) the inclusion of all items of working capital related to the Log Cabin(R) and Duncan Hines(R) businesses, which had previously been recorded on the prior owners' books in accordance with the respective transition services agreements, (2) the inclusion of all items of working capital related to the Van de Kamp's, Inc. business acquired on April 8, 1998, (3) increased inventory levels of certain Duncan Hines(R) products produced by P&G in advance of relocating certain production equipment to the Company's contract manufacturers' production facilities, and (4) increased inventory of baking mix products prior to the December quarter, which is a high seasonal index quarter for the sale of Duncan Hines(R) products. The increase in current assets, primarily additional receivable balances and higher inventory levels, was greater than the inclusion of current liability balances from the respective acquisitions, which caused the use of cash for working capital needs to be $45.4 million. Inventory balances are expected to remain near current levels as the Company continues to carry Duncan Hines(R) transitional inventories while production equipment is decommissioned and relocated to the Company's contract manufacturers' production facilities over the next nine months and as production of frozen seafood is increased to accommodate the high seasonal index in the March quarter of 1999.

Net cash used in investing activities was $455.0 million for the nine months ended September 30, 1998. The acquisitions of Duncan Hines(R) and VDK Holdings, Inc. used cash of $450.2 million and $8.4 million, respectively. The Desserts Sale (See Note 8 - Sale of Assets) generated net proceeds of $28.0 million. During the nine months ended September 30, 1998, the Company spent $15.3 million on capital expenditures, net of $6.4 million received from P&G as reimbursement for costs incurred in connection with the relocation of manufacturing equipment to the Company's contract manufacturers' production facilities. The Company spent $10.9 million primarily to expand capacity for its frozen breakfast products and establish internal production of its new rising crust frozen pizza product and $4.4 million to relocate and install acquired manufacturing equipment. The Company expects to spend approximately $22.0 million on capital expenditures in 1998 and anticipates that these expenditures will be funded from internal cash flow.

During the nine months ended September 30, 1998, financing activities provided cash of $459.0 million. To finance the acquisition on January 16, 1998 of Duncan Hines(R) and related expenses, the Company borrowed $450.0 million of senior secured term debt under the Aurora Senior Bank Facilities and received a $93.8 million capital contribution from Holdings (See Note 2 - Acquisitions). The Company repaid the senior secured term debt and senior secured revolving debt facility that existed prior to the Aurora Senior Bank Facilities in the amount of $77.5 million and incurred an extraordinary charge for the write-off of deferred financing charges in connection with the early extinguishment of debt in the net of tax amount of $1.9 million. The Company used the net proceeds from the Desserts Sale to repay $25.0 million on the VDK Senior Bank Facilities.

In conjunction with the consummation of the IPO on July 1, 1998 (See Note 1 - Basis of Presentation), the Company used net proceeds from the sale of 12,909,372 of common equity securities in the amount of $254.8 million and proceeds from the Company's New Senior Bank Facilities and New Notes in the amount of $324.0 million and $200.0 million, respectively, to repay $647.8 million of senior secured debt and $114.5 million of senior subordinated notes, including the associated redemption premium, and pay associated fees and expenses. As a result of the early extinguishment of senior secured debt, the Company recorded in the quarter ended September 30, 1998 an extraordinary charge of $7.4 million, net of income tax of $4.5 million, for the write-off of deferred financing charges. The remaining proceeds and repayments during the nine month period were periodic draws and repayments under the Company's senior secured revolving debt facilities.

At September 30, 1998, the Company had $1.9 million of cash and cash equivalents and an unused commitment of $59.3 million on its senior secured revolving debt facility under the Company's New Senior Bank Facilities. The Company's primary sources of liquidity are cash flows from operations and available borrowings under the $175.0 million revolving debt facility. Management believes the available borrowing capacity under the revolving debt facility combined with cash provided by operations will provide the Company with sufficient cash to fund operations as well as to meet existing obligations.

YEAR 2000

The Year 2000 issue, which is common to most corporations, concerns the inability of information systems, including computer software programs as well as non-information technology systems, to properly recognize and process date-sensitive information related to the year 2000 and beyond. The Company believes that it will be able to achieve Year 2000 compliance by the end of 1999 and does not currently anticipate any material disruption of its operations as a result of any failure by the Company to be Year 2000 compliant. However, to the extent the Company is unable to achieve Year 2000 compliance, the Company's business and results of operations could be materially affected. This could be caused by computer-related failures in a number of areas including, but not limited to, the failure of the Company's financial systems or manufacturing and inventory management systems.

Efforts to identify the risks associated with Year 2000 compliance began in 1997 by identifying the potential areas of exposure. The Company's information technology was split into three areas of concern: internal mission-critical systems and applications, internal non-mission-critical systems and applications and external data sources and trading partners.

Compliance within internal mission-critical systems and applications is nearly complete. Given the relatively recent incorporation of the Company, most systems and applications have been purchased within the last year or two. All purchases made were for systems that were Year 2000 compliant or for those that had documented plans and dates for future compliance. Currently, the Warehouse Management System in the frozen food division, which accesses a compliant information database, is the only remaining mission-critical application to be updated for compliance. Migration to the latest compliant version of the application is scheduled for completion by March of 1999. Internal non-mission-critical systems and applications are currently being analyzed and are presently expected to be compliant by the middle of 1999.

In addition to reviewing its internal systems, the Company has polled or is in the process of polling its third-party vendors, customers and freight carriers to determine whether they are Year 2000 compliant and to attempt to identify any potential issues. If the Company's customers and vendors do not achieve Year 2000 compliance before the end of 1999, the Company may experience a variety of problems which may have a material adverse effect on the Company. Among other things, to the extent the Company's customers are not Year 2000 compliant by the end of 1999, such customers may lose EDI capabilities at the beginning of the year 2000. Where EDI communication would no longer be available, the Company expects to utilize voice, facsimile and/or mail communications in order to receive customer orders and process customer billings. To the extent the Company's vendors or co-packers are not Year 2000 compliant by the end of 1999, such vendors or co-packers may fail to deliver ordered materials and products to the Company and may fail to bill the Company properly and promptly. Consequently, the Company may not have the correct inventory to send to its customers and may experience a shortage or surplus of inventory. Although the Company does not currently have a plan for addressing these potential problems with respect to its vendors, the Company has alternative sources of supply.

To date, the Company has incurred and expensed approximately $0.1 million related to the assessment and development of the remediation plan and the purchase of new compliant hardware and software. Management anticipates spending and expensing an additional $0.8 million through the end of 1999 to implement its entire Year 2000 plan. The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third-parties' Year 2000 readiness and other factors.

The Company expects to have contingency plans prepared by February of 1999 so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The Company's contingency plans will be structured to address both remediation of systems and their components and overall business operating risk. These plans are intended to mitigate both internal risks as well as potential risks in the supply chain of the Company's suppliers and customers.

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

The Company currently does not use derivative financial instruments for trading or speculative purposes. In accordance with the New Senior Bank Facilities (as defined in Note 1 - Basis of Presentation), the Company is required to enter into interest rate protection agreements to the extent necessary to provide that, when combined with the Company's senior subordinated notes, at least 50% of the Company's aggregate indebtedness is subject to either a fixed interest rate or interest rate protection agreements. Accordingly, the Company's interest rate agreements are as follows:

Interest Rate Collar Agreements. At September 30, 1998, the Company was party to two interest rate collar agreements. On August 22, 1996 the Company entered into a three year interest rate collar agreement with a notional principal amount of $70.0 million, a cap rate of 6.5% (plus the applicable margin) and a floor rate of 5.75% (plus the applicable margin). On November 26, 1997, the Company entered into a three year interest rate collar agreement with a notional principal amount of $50.0 million, a cap rate of 7.5% (plus the applicable margin) and a floor rate of 5.50% (plus the applicable margin).

Interest Rate Swap Agreement. The Company entered into an interest rate swap agreement on March 17, 1998. The notional principal amount covered under the interest rate swap agreement is $150.0 million and the term is three years. The effective swap rate is 5.81%.

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

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits

Exhibit
Number    Exhibit
------    -------

3.1 Certificate of Incorporation of A Foods Inc., filed with the Secretary of State of the State of Delaware on June 19, 1998. (Incorporated by reference to Exhibit 3.1 to Aurora Foods Inc.'s Form S-1 filed on April 22, 1998, as amended (the "S-1")).

3.2 Amended and Restated By-laws of Aurora Foods Inc. (Incorporated by reference to Exhibit 3.2 to the S-1).

4.1 Indenture dated as of July 1, 1998 by and between Aurora Foods Inc. and Wilmington Trust Company (Incorporated by reference to Exhibit
          4.13 to the S-1).

4.2 Specimen Certificate of 8 3/4% Senior Subordinated Notes due 2008. (Included in Exhibit 4.1 hereto).

4.3 Specimen Certificate of the Common Stock. (Incorporated by reference to Exhibit 4.1 to the S-1).

4.4 Registration Rights Agreement, dated July 1, 1998, between Aurora Foods Inc. and Chase Securities Inc., Goldman, Sachs & Co. and Natwest Capital Markets Limited (Incorporated by reference to Exhibit 4.15 to the S-1).

10.1 Third Amended and Restated Credit Agreement, dated as of July 1, 1998, among Aurora Foods Inc., as borrower, the Lenders listed therein, The Chase Manhattan Bank, as Administrative Agent, National Westminster Bank PLC, as Syndication Agent and Swiss Bank Corporation, as Documentation Agent. (Incorporated by reference to Exhibit 10.20 to the S-1).

10.2      1998 Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the
          S-1).

10.3 Employment Agreement between Ian R. Wilson and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.7 to the S-1).

10.4 Employment Agreement between James B. Ardrey and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.8 to the S-1).

10.5 Employment Agreement between Ray Chung and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.9 to the S-1).

10.6 Employment Agreement between M. Laurie Cummings and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.10 to the S-1).

10.7 Expense Agreement, made as of July 1, 1998, between Aurora Foods Inc. and Dartford Partnership L.L.C. (Incorporated by reference to Exhibit
          10.32 to the S-1).

10.8 Indemnity Agreement, dated as of July 1, 1998, between Ian R. Wilson and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.46 to the S-1).

10.9 Indemnity Agreement, dated as of July 1, 1998, between James B. Ardrey and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.49 to the S-1).

10.10 Indemnity Agreement, dated as of July 1, 1998, between Clive A. Apsey and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.50 to the S-1).

10.11 Indemnity Agreement, dated as of July 1, 1998, between Charles Ayres and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.51 to the S-1).

10.12 Indemnity Agreement, dated as of July 1, 1998, between David E. De Leeuw and Aurora Foods Inc. (Incorporated by reference to Exhibit
          10.52 to the S-1).

10.13 Indemnity Agreement, dated as of July 1, 1998, between Charles J. Delaney and Aurora Foods Inc. (Incorporated by reference to Exhibit
          10.53 to the S-1).

10.14 Indemnity Agreement, dated as of July 1, 1998, between Richard C. Dresdale and Aurora Foods Inc. (Incorporated by reference to Exhibit
          10.54 to the S-1).

10.15 Indemnity Agreement, dated as of July 1, 1998, between Andrea Geisser and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.55 to the S-1).

10.16 Indemnity Agreement, dated as of July 1, 1998, between Peter Lamm and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.56 to the S-1).

10.17 Indemnity Agreement, dated as of July 1, 1998, between Tyler T. Zachem and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.57 to the S-1).

10.18     1998 Employee Stock Purchase Plan. (Incorporated by reference to
          Exhibit 10.47 to the S-1).

27.1      Financial Data Schedule

(b) Report on Form 8-K

1. A report on Form 8-K (Aurora Foods Inc.), dated July 1, 1998, was filed on July 10, 1998 on which Item 5 was reported. No financial statements were filed with this report.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AURORA FOODS INC.


Dated:  November 12, 1998          By: /s/  M. Laurie Cummings
                                       -----------------------

                                   M. Laurie Cummings
                                   Chief Financial Officer
                                   (Duly Authorized Officer,
                                   Principal Financial Officer and
                                   Principal Accounting Officer)