Form 10-K
period 1998-12-31
AURORA FOODS INC
filed 1999-03-12
CIK 1033523

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

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
      For the transition period from _______________ to ________________

                       Commission file number 333-50681
                               AURORA FOODS INC.
            (Exact Name of Registrant as Specified in Its Charter)

                         DELAWARE                                          94-3303521
                         --------                                          ----------
(State or Other Jurisdiction of Incorporation or Organization)  (IRS Employer Identification No.)

                       456 Montgomery Street, Suite 2200
                           San Francisco, CA  94104
          (Address of Principal Executive Office, Including Zip Code)

                                (415) 982-3019
             (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------
     Common Stock, par value           New York Stock Exchange
     $0.01 per share                   Pacific Exchange
     -----------------------           -----------------------------------------

     Securities registered pursuant to Section 12(g) of the Act
     None                        (Title of Class)
     ----------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No __
                                        -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 17, 1999, based upon the closing price of the Common Stock as reported on the New York Stock Exchange on such date, was approximately $235,625,000.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

                                                              Shares Outstanding
                                                               February 17, 1999
Common Stock, $0.01 par value                                         67,016,173

PART I
------

ITEM 1: BUSINESS
----------------

Aurora Foods Inc. (the "Company") is a leading producer and marketer of premium branded food products including Duncan Hines(R) baking mix products, Mrs. Butterworth's(R) and Log Cabin(R) syrup products, Van de Kamp's(R) and Mrs. Paul's(R) frozen seafood products, Aunt Jemima(R) frozen breakfast products and Celeste(R) frozen pizza. The Company's brands are among the most widely recognized food brands in the United States and have leading market positions. The Company groups its brands into two general divisions: dry grocery division and frozen food division.

Products and Markets
--------------------

The Company seeks to acquire brands with strong brand equity which have been undermarketed and undermanaged in recent years and have become non-core businesses to their corporate parents. The Company's objective is to renew the growth of its brands by giving them the focus, strategic direction, marketing resources and dedicated sales and marketing organization they have lacked in recent years. The Company then sustains the growth of the brands with high levels of marketing support directed towards media, consumer promotions and new products. Each of the Company's brands is a leading national brand with significant market share and strong consumer awareness. The Company competes in two segments of the food industry: dry grocery and frozen food.

[LOGO OF MRS. BUTTERWORTH'S(R) APPEARS HERE] [LOGO OF LOG CABIN(R) APPEARS HERE]

[LOGO OF VAN DE KAMP'S(R) APPEARS HERE]      [LOGO OF CELESTE(R) APPEARS HERE]

[LOGO OF MRS. PAUL'S(R) HERE]             [LOGO OF DUNCAN HINES(R) APPEARS HERE]

[LOGO OF AUNT JEMIMA(R) APPEARS HERE]

References to market, category and segment sales, market share percentages and market positions reflect U.S. retail supermarket sales dollars for the 52-week period ended December 27, 1998, as gathered by Information Resources Incorporated for the frozen food division and for the 52-week period ended December 26, 1998, as gathered by A.C. Nielsen Company for the dry grocery division.

Dry Grocery
-----------

The Company has three brands in the dry grocery segment: Mrs. Butterworth's(R), Log Cabin(R) and Duncan Hines(R).

Mrs. Butterworth's(R) and Log Cabin(R)

Together, the Mrs. Butterworth's(R) and Log Cabin(R) syrup products have a leading 33% share of the syrup category. Log Cabin(R) and Mrs. Butterworth's(R) Original 24-ounce bottles are the number one and number two selling stock keeping units, respectively, in the syrup category. Different consumer perceptions of these two brands offer unique opportunities for consumer targeting. Mrs. Butterworth's(R) distinctive, grandmother-shaped bottle represents a fun image to the family with children. The strong heritage of Log Cabin(R), which dates back to 1888, represents an authentic, rich maple brand targeted more to traditional, "warm, cozy" breakfast occasions. The Company also sells Country Kitchen(R), a value priced syrup, to target the economy segment. Introduced in 1954, Country Kitchen(R) has the highest share in the economy segment. The Company's products are sold to the retail, club store, restaurant and institutional channels. Mrs. Butterworth's(R), Log Cabin(R), and Country Kitchen(R) are offered in regular and lite versions. The Company also sells pancake mixes under the Mrs. Butterworth's(R) brand. In 1998, a sugar-free syrup was introduced under the Log Cabin(R) label to target health-conscious and diabetic consumers. In 1999, the Company will introduce flavored syrups targeting children under the Mrs. Butterworth's(R) brand.

Duncan Hines(R)

For over 40 years, the Duncan Hines(R) brand has represented excellence in baking mixes. The Duncan Hines(R) product line consists of cake mix, ready-to-spread frosting, brownie mix, muffin mix, and cookie and other specialty mixes. The Duncan Hines(R) trademark is among the most widely recognized in the U.S. with 92% unaided brand awareness. Duncan Hines(R) cake mix products have a 100% all commodity volume distribution and a market share of 37%. Duncan Hines(R) baking mixes enjoy consumer satisfaction ratings that are superior to those of its principal competitors, Betty Crocker(R) and Pillsbury(R) brand baking mixes. Consumer test results show the Duncan Hines(R) brand appeals to the consumer who wants to bake a "quality, good as homemade" product. The brownie mix product was reformulated in 1998. In 1999, cookie and other specialty mixes will be reformulated and packaging for the entire Duncan Hines(R) product line will be restaged.

Frozen Food
-----------

The Company has four brands in the frozen food segment: Van de Kamp's(R), Mrs. Paul's(R), Aunt Jemima(R) and Celeste(R).

Van de Kamp's(R) and Mrs. Paul's(R)

The Company manufactures and markets frozen seafood products under the Van de Kamp's(R) and Mrs. Paul's(R) brands, which together command a leading market share position of 25%. The frozen seafood product line includes breaded and battered fish sticks and fish fillets, grilled and plain fish fillets, "healthy" breaded fish, and specialty seafood items. The Company's dual brand strategy emphasizes both the brands' respective regional strengths (Van de Kamp's(R) is stronger in the West and Central U.S., while Mrs. Paul's(R) is stronger in the Northeast and Southeast) and brand positioning (Van de Kamp's(R) targets families with children while Mrs. Paul's(R) targets adults). The Van de Kamp's(R) trademark dates back over 40 years and is recognized as a fun, "contemporary" image that appeals to families with children. The Mrs. Paul's(R) franchise began in the mid-1940's with the introduction of deviled crab cakes and has grown to include a wide range of specialty seafood items that target the adult consumer. The Company introduced premium grilled products in 1998 and will introduce new "Tenders" and "Selects" products under both brands in 1999.

Aunt Jemima(R)

Aunt Jemima(R) was established as a brand over 100 years ago. Aunt Jemima(R) frozen breakfast products are offered in three categories: french toast, pancakes and waffles. Aunt Jemima(R) has a number one market share position in french toast, a number two position in pancakes and is the number three brand in the frozen waffle category. Aunt Jemima(R) waffle and pancake products are offered in four varieties: original, blueberry, buttermilk and lowfat. The french toast product is offered in two flavors: regular and cinnamon. The Company will expand its offerings in frozen breakfast products with the launch of french toast sticks and mini pancakes in 1999.

Celeste(R)

For over 36 years, Celeste(R) frozen pizza has been a prominent regional brand in the Northeast. Celeste(R) frozen pizzas are offered in small and large sizes and a rising crust pizza is offered under the Mama Celeste(TM) label. Celeste(R) small pizzas (marketed as Celeste(R) Pizza for One) and large pizzas are economy priced, while the Mama Celeste(TM) Fresh-Baked Rising Crust pizza is premium priced. In the markets in which it competes, Celeste(R) Pizza for One is the leading brand of small pizzas. Celeste(R) products are primarily sold in the Northeast, Florida and California.

The Company's products are sold nationwide to supermarkets and other retail channels. The Company sells its products through a network of food brokers to wholesale and retail grocery accounts. The products are distributed either directly to the customer or through independent wholesalers.

The Company also sells its syrup and frozen food products in the foodservice distribution channel through a foodservice distributor. Customers include military bases, restaurant chains and business/industry.

Industry
--------

The U.S. food industry is relatively stable with growth based on modest price and population increases. Over the last ten years, food companies have been divesting non-core business lines and making strategic acquisitions.

The desire for nutrition and convenience strongly affects consumer demand for food products. Increasingly, consumers want nutritious food that is convenient to prepare and can be served as a meal occasion. The Company targets consumers between the ages of 18 and 48 and particularly households with children. There are approximately 39 million children between the ages of 5 and 14, which represent a growing target market for the Company.

The Company competes in the dry grocery and frozen food categories of the retail food industry. The Company is expanding its presence in the foodservice markets, which offer further growth opportunities.

Financial Information About Industry Segments
---------------------------------------------

See "Item 14(a) 1.a. Financial Statements of the Company".

Trademarks
----------

The Company's principal trademarks are Duncan Hines(R), Log Cabin(R), Mrs. Butterworth's(R), Van de Kamp's(R), Mrs. Paul's(R), Celeste(R) and Mama Celeste(TM). The Company licenses the Aunt Jemima(R) trademark pursuant to a perpetual, royalty-free, license agreement with The Quaker Oats Company ("Quaker Oats"). The license agreement requires the Company to obtain the approval of Quaker Oats for any material change to any labels, packaging, advertising, and promotional materials bearing the Aunt Jemima(R) trademark. Quaker Oats can only withhold approval if such proposed use violates the license agreement. The registrations for the Company's trademarks expire from time to time and the Company renews them in the ordinary course of business prior to the expiration dates.

Competition
-----------

The food industry is highly competitive. Numerous brands and products compete for shelf space and sales, with competition based primarily on brand recognition and loyalty, price, quality, and convenience. The Company competes with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. A number of these competitors have broader product lines, substantially greater financial and other resources available to them, lower fixed costs and/or longer operating histories.

Production
----------

The Company produces its Van de Kamp's(R) and Mrs. Paul's(R) frozen seafood products at its Erie, Pennsylvania, Jackson, Tennessee and Yuba City, California manufacturing facilities. Certain specialty seafood items such as shrimp and clams are contract manufactured by third parties. The Company produces its Aunt Jemima(R) frozen breakfast and Celeste(R) frozen pizza products at its Jackson, Tennessee facility. The Company's syrup products are produced by contract manufacturers at various manufacturing facilities pursuant to syrup co-pack agreements. These agreements have terms of five to seven years and automatic renewal provisions for one year unless cancelled by either party. All of the Company's syrup production equipment, including batching, filling and case-packing equipment, is located at the contract manufacturers' facilities. Duncan Hines(R) brownie mixes, specialty mixes and frosting products are also produced by contract manufacturers pursuant to co-pack agreements. These agreements have terms of five years and automatic renewal provisions for one year unless cancelled by either party. All of the Company's brownie mixes, specialty mixes and frosting production equipment including co-milling, blending and packaging equipment is located at the contract manufacturers' facilities. Duncan Hines(R) cake mix products are contract manufactured by The Procter & Gamble Company ("P&G") pursuant to a co-pack agreement. The Company entered into a long-term co-pack agreement for its Duncan Hines(R) cake mixes with a contract manufacturer and is in the process of relocating and installing the Duncan Hines(R) manufacturing assets from P&G's Jackson, Tennessee plant to production facilities owned or leased by such contract manufacturer. This agreement has a term of five years and automatic renewal provisions for one year unless cancelled by either party.

Quality Control
---------------

Quality control processes at the Company's principal manufacturing facilities and at the production facilities where the Company's products are contract manufactured emphasize applied research and technical services directed at quality control and product improvement.

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

Customers
---------

The Company's business is not dependent upon a single customer or a small number of customers, the loss of whom would have a material adverse effect on the Company's operations.

Seasonality
-----------

The Company does not experience any material effects of seasonality in its business. However, the first and fourth quarters generally experience higher levels of sales. There are no material backlogs.

Raw Materials and Supplies
--------------------------

The principal raw materials used by the Company are corn syrup, flour, sugar, fish, eggs, cheese, vegetable oils, shortening, other agricultural products and paper and plastic for packaging materials. All such materials and supplies are available from numerous independent suppliers. The Company procures ingredients through its contract manufacturer partners for most of the dry grocery division and manages the procurement process for its frozen food division and the production of brownie mixes. The Company's objective is to meet both the Company's production needs and its quality standards, while at the lowest aggregate cost to the Company.

Research and Development
------------------------

The Company maintains its primary research and development departments for its dry grocery division in Columbus, Ohio and for its frozen food division in St. Louis, Missouri. The departments are responsible for nearly all of the food research and product development for the Company. The Company uses food technology consultants where appropriate. The Company's research and development resources are focused on new product development, product enhancement, process design and improvement, packaging, and exploratory research in new business areas.

Employees
---------

As of February 17, 1999, the Company had a total of approximately 1,311 employees, none of whom are represented by unions. Management of the Company believes it generally has good relations with its employees.

Business History
----------------

The Company was incorporated in Delaware on June 19, 1998, as the successor to Aurora Foods Holdings Inc. ("Holdings") and its subsidiary, AurFoods Operating Co., Inc. (formerly known as Aurora Foods Inc.) ("AurFoods"), both of which were incorporated in Delaware in December 1996. AurFoods was wholly-owned by Holdings, which in turn was wholly-owned by MBW Investors LLC ("MBW LLC"). AurFoods was formed for the purpose of acquiring the Mrs. Butterworth's(R) syrup business ("MBW") from Conopco, Inc., a subsidiary of Unilever United States, Inc. ("Conopco" or the "Predecessor"). AurFoods subsequently acquired the Log Cabin(R) syrup business ("LC") from Kraft Foods, Inc. ("Kraft") in July 1997 and the Duncan Hines(R) baking mix business ("DH") from P&G in January 1998.

Van de Kamp's, Inc. ("VDK") was a wholly-owned subsidiary of VDK Holdings, Inc., a Delaware corporation ("VDK Holdings"), and was incorporated in Delaware in July 1995 for the purpose of acquiring the Van de Kamp's(R) frozen seafood and frozen dessert businesses from The Pillsbury Company in September 1995. VDK then acquired the Mrs. Paul's(R) frozen seafood business from the Campbell Soup Company in May 1996 and the Aunt Jemima(R) frozen breakfast and Celeste(R) frozen pizza businesses from Quaker Oats in July 1996. VDK Holdings was wholly-owned by VDK Foods LLC ("VDK LLC"). On April 8, 1998, MBW LLC and VDK LLC formed Aurora/VDK LLC ("New LLC"). MBW LLC contributed all of the capital stock of Holdings and VDK LLC contributed all of the capital stock of VDK Holdings to New LLC (the "Contribution").

On July 1, 1998, Holdings, AurFoods, VDK Holdings and VDK merged with and into the Company and the initial public offering of 12,909,372 shares of Common Stock of the Company and 1,590,628 shares of the Company's Common Stock sold by New LLC was consummated at an initial public offering price of $21.00 per share (the "IPO" or "Equity Offerings"). Also, concurrently with the IPO, the Company issued $200.0 million aggregate principal amount of 8.75% senior subordinated notes due 2008 (the "Notes Offering" or "New Notes") and borrowed $225.0 million of senior secured term debt and $99.0 million out of the total available of $175.0 million of senior secured revolving debt under the Third Amended and Restated Credit Agreement, dated as of July 1, 1998, among the Company, as borrower, the lenders listed therein, The Chase Manhattan Bank, as Administrative Agent, The National Westminster Bank PLC, as Syndication Agent and Swiss Bank Corporation, as Documentation Agent (the "New Senior Bank Facilities").

ITEM 2: PROPERTIES
------------------

The Company owns and operates three manufacturing facilities for its frozen food products described in the following table. The Company also owns a 175,000 square foot manufacturing facility located in Chambersburg, Pennsylvania, which the Company has made available for sale. The Company manufactured its frozen desserts product line, which it sold on May 1, 1998, at this facility. The Company's headquarters are leased by Dartford Partnership L.L.C. ("Dartford") pursuant to a lease that expires February 2002. See "Certain Relationships and Related Transactions". The frozen food division's corporate office lease will expire in March 2001. The dry grocery division's corporate office lease will expire in March 2004. The Company's facilities, equipment and offices are subject to security interests granted to its lenders.

                                                                         Approximate
         Location                         Principal Use                 Square Footage           Owned/Leased
---------------------------  ---------------------------------------   ------------------    --------------------
  Jackson, TN                Frozen breakfast, frozen pizza and              302,000                 Owned
                             grilled fish production
  Erie, PA                   Frozen seafood production                       116,000                 Owned
  Yuba City, CA              Frozen seafood production                        56,000                 Owned
  St. Louis, MO              Frozen food division corporate office            36,000                 Leased
  Columbus, OH               Dry grocery division corporate office            10,500                 Leased
  San Francisco, CA          Company headquarters                              7,000                 Leased

All of the Company's equipment is generally in good physical condition, well maintained and suitable for the manufacture of the particular product line for which it is used. The Company's equipment generally operates with some available capacity.

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

PART II
-------

ITEM 5: MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

The Company's common stock is traded on the New York Stock Exchange and the Pacific Exchange under the symbol AOR. The table below states the high and low closing prices by quarter on the New York Stock Exchange from the date of the Company's IPO through December 31, 1998:

              1998                               High                           Low
     ------------------------                -------------                 --------------
     June 26-  June 30                          $21.1250                      $21.0000
     July 1-   September 30                     $22.3750                      $12.6250
     October 1- December 31                     $19.8750                      $ 9.9375

As of December 31, 1998, there were approximately 140 holders of record of the Company's common stock. The Company has not paid any cash dividends since its inception. Due to restrictions imposed by the New Senior Bank Facilities, the Company cannot declare dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 6: SELECTED FINANCIAL DATA
-------------------------------

The selected financial data presented below, as of December 31, 1998 and December 27, 1997 and for the years ended December 31, 1998 and December 27, 1997, is derived from the Company's audited financial statements. The selected financial data of the Predecessor for the years ended December 31, 1996, 1995, and 1994 is derived from the audited Statements of Operations of the Predecessor. The selected financial data should be read in conjunction with the Company's financial statements and the Predecessor's Statement of Operations and notes thereto, included in Item 14.

                                     Aurora Foods Inc.                              Predecessor
                       -------------------------------------------     -----------------------------------------
                                        Years Ended                                 Years Ended
                       -------------------------------------------     -----------------------------------------
                           December 31,             December 27,
(dollars in thousands)         1998                     1997                  1996          1995        1994
                       --------------------        ---------------     --------------   -----------  -----------
Net sales                    $  789,193                $143,020              $89,541      $91,302      $96,729
Gross profit                    471,646                  97,291               60,586       63,559       66,799
Operating income                 44,762                  23,398               17,186       17,185       14,100
Net (loss) income               (45,377)                  1,235               10,570       10,569        8,671
Total assets (1)              1,433,882                 372,739                    -            -            -
Total debt (1)                  708,092                 279,919                    -            -            -

(1) Total assets and total debt of the Predecessor for the years ended December 31, 1996, 1995, and 1994 are not available. The Predecessor did not operate MBW as a separate division or business entity and therefore maintained debt and certain other components of assets and liabilities on a consolidated basis. See Note 1 to the Notes to Statement of Operations of Mrs. Butterworth's Business contained in Item 14.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the financial statements and notes to the financial statements. Unless otherwise noted, fiscal years in this discussion refer to the Company's December-ending fiscal years.

Certain statements contained in this report, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "estimates" and words of similar import, constitute "forward-looking statements" and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the actions of the Company's competitors; general economic and business conditions; industry trends; demographics; raw material costs and availability; the continued success of management's strategy; integration of acquired businesses into the Company; terms and development of capital; and changes in, or the failure or inability to comply with, governmental rules and regulations, including, without limitation, FDA and environmental rules and regulations. Given these uncertainties, undue reliance should not be placed on such forward looking statements. The Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any other forward-looking statements contained herein to reflect future events or developments.

Results of Operations
---------------------

The following tables set forth for the periods indicated the historical and pro forma results of operations as well as the percentage, which the historical and pro forma items in the Statements of Operations bear to net sales. The pro forma results of operations are presented as if the VDK Holdings and DH acquisitions had taken place January 1, 1998 and the VDK Holdings, DH and LC acquisitions had taken place January 1, 1997 for the years ended December 31, 1998 and December 27, 1997, respectively. Certain amounts from prior years have been reclassified to conform to the Company's current year presentation. The Statement of Operations column for the year ended December 31, 1996 is that of the Predecessor.

Statements of Operations
------------------------
(in thousands except per share amounts)

                                                           Actual                                          Pro Forma
                                 ---------------------------------------------------------      ---------------------------------
                                          Aurora Foods Inc.                    Predecessor              Aurora Foods Inc.
                                 --------------------------------------       ------------      ---------------------------------
                                                         Years Ended                                      Years Ended
                                 ---------------------------------------------------------      ---------------------------------
                                     December 31,      December 27,           December 31,        December 31,      December 27,
                                         1998              1997                   1996                1998              1997
                                 ------------------   -------------         --------------      ---------------    --------------
Net sales                                 $ 789,193      $ 143,020              $  91,581 (1)        $ 946,984       $ 874,230
Cost of goods sold                          317,547         45,729                 28,955              377,769         373,101
                                      -------------   -------------         --------------      ---------------    --------------
        Gross profit                        471,646         97,291                 62,626              569,215         501,129
                                      -------------   -------------         --------------      ---------------    --------------

Brokerage, distribution and
    marketing expenses:
        Brokerage and
         distribution                        74,703         17,096                 10,180 (1)           89,616          88,187
        Trade promotions                    173,467         26,075                 17,672              217,859         172,487
        Consumer marketing                   56,683         15,142                 10,835               70,163          65,718
                                      -------------   -------------         --------------      ---------------    --------------

Total brokerage, distribution and
    marketing expenses                      304,853         58,313                 38,687              377,638         326,392

Amortization of goodwill and
    other intangibles                        30,048          5,938                      -               34,105          33,424
Selling, general and administrative
    expenses                                 25,043          5,229                  6,753               30,325          34,426
Incentive plan expense                       56,583          2,300                      -              121,323           2,300
Transition expenses                          10,357          2,113                      -               10,357           3,405
                                      -------------   -------------         --------------      ---------------    --------------
        Total operating expenses            426,884         73,893                 45,440              573,748         399,947
                                      -------------   -------------         --------------      ---------------    --------------

        Operating income (loss)              44,762         23,398                 17,186               (4,533)        101,182

Interest expense, net                        64,487         18,242                      -               58,474          58,233
Amortization of deferred financing
    expense                                   1,872          3,059                      -                1,491           1,491
Other bank and financing expenses               263             83                      -                  339             304
                                      -------------   -------------         --------------      ---------------    --------------
        (Loss) income before income
         taxes and extraordinary item       (21,860)         2,014                 17,186              (64,837)         41,154
Income tax expense                           14,306            779                  6,616               22,312          16,256
                                      -------------   -------------         --------------      ---------------    --------------
        Net (loss) income before
         extraordinary item                 (36,166)         1,235                 10,570              (87,149)         24,898

Extraordinary loss on early
    extinguishment of debt, net of
    tax of $5,632                             9,211              -                      -                9,211               -
                                      -------------   -------------         --------------      ----------------    --------------

        Net (loss) income                 $ (45,377)     $   1,235              $  10,570            $ (96,360)      $  24,898
                                      =============   =============         ==============      ================    ==============

Earnings per share                        $   (0.85)     $    0.04                    n/a            $   (1.44)      $    0.37
                                      =============   =============         ==============      ================    ==============

Adjusted EBITDA (2)                       $ 151,702      $  34,809              $  17,463            $ 173,473       $ 154,403
                                      =============   =============         ==============      ================    ==============

Adjusted EPS (3)                          $    0.51      $    0.14                    n/a            $    0.60       $    0.42
                                      =============   =============         ==============      ================    ==============

     (1) Cash discounts of the Predecessor for the year ended December 31, 1996 have been reclassified from net sales to brokerage and distribution expenses to provide consistency with the Company's presentation and accounting policy and to facilitate comparison between periods.

     (2) Adjusted EBITDA is defined as operating income before incentive plan expense, transition expense, depreciation and amortization of goodwill and other intangibles.

     (3) Adjusted EPS is defined as EPS plus the per share after tax effect of incentive plan expense, transition expense and extraordinary item.

Statements of Operations
------------------------
(as a percentage of net sales)


                                                                     Actual                                    Pro Forma
                                              -------------------------------------------------    ---------------------------------
                                                  Aurora Foods Inc.                Predecessor               Aurora Foods Inc.
                                              ----------------------------        -------------    ---------------------------------
                                                               Years Ended                                    Years Ended
                                              -------------------------------------------------    ---------------------------------
                                                December 31,    December 27,      December 31,      December 31,       December 27,
                                                    1998            1997             1996               1998               1997
                                              -------------------------------------------------    ---------------------------------
Net sales                                          100.0%          100.0%            100.0%  (1)        100.0%            100.0%
Cost of goods sold                                  40.2            32.0              31.6               39.9              42.7
                                              ------------      ----------        ----------         ----------         -----------
     Gross profit                                   59.8            68.0              68.4               60.1              57.3
                                              ------------      ----------        ----------         ----------         ------------

Brokerage, distribution and
  marketing expenses:
     Brokerage and distribution                      9.5            12.0              11.1   (1)          9.5              10.1
     Trade promotions                               22.0            18.2              19.3               23.0              19.7
     Consumer marketing                              7.2            10.6              11.8                7.4               7.5
                                              ------------      ----------        ----------         ----------         ------------

Total brokerage, distribution and
  marketing expenses                                38.7            40.8              42.2               39.9              37.3

Amortization of goodwill and
  other intangibles                                  3.8             4.1               0.0                3.6               3.8
Selling, general and administrative
  expenses                                           3.2             3.6               7.4                3.2               3.9
Incentive plan expense                               7.2             1.6               0.0               12.8               0.3
Transition  expenses                                 1.3             1.5               0.0                1.1               0.4
                                              ------------      ----------        ----------         ----------         ------------
     Total operating expenses                       54.2            51.6              49.6               60.6              45.7
                                              ------------      ----------        ----------         ----------         ------------

     Operating income (loss)                         5.6            16.4              18.8               (0.5)             11.6

Interest expense, net                                8.1            12.8               0.0                6.2               6.7
Amortization of deferred financing
  expense                                            0.2             2.1               0.0                0.1               0.2
Other bank and financing expenses                    0.0             0.1               0.0                0.0               0.0
                                              ------------      ----------        ----------         ----------         ------------

     (Loss) income before income
        taxes and extraordinary item                (2.7)            1.4              18.8               (6.8)              4.7
Income tax expense                                   1.8             0.5               7.2                2.4               1.9
                                              ------------      ----------        ----------         ----------         ------------

     Net (loss) income before
        extraordinary item                          (4.5)            0.9              11.6               (9.2)              2.8

Extraordinary loss on early
  extinguishment of debt, net of
  tax of $5,632                                      1.2             0.0               0.0                1.0               0.0
                                              ------------      ----------        ----------         ----------         ------------

     Net (loss) income                              (5.7%)           0.9%             11.6%             (10.2%)             2.8%
                                              ============      ==========        ==========         ==========         ============

   (1) Cash discounts of the Predecessor for the year ended December 31, 1996 have been reclassified from net sales to brokerage and distribution expenses to provide consistency with the Company's presentation and accounting policy and to facilitate comparison between periods.

                             RESULTS OF OPERATIONS

   YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 27, 1997

Net Sales. Net sales for the year ended December 31, 1998 were $789.2 million, which was an increase of $646.2 million as compared to net sales in 1997 of $143.0 million. The 1997 year included results of the Mrs. Butterworth's(R) brand from January 1, 1997 and the Log Cabin(R) brand from July 1, 1997, which were the only businesses owned by the Company at the time. The year ended December 31, 1998 included the results of the Mrs. Butterworth's(R) brand, the Log Cabin(R) brand, the Duncan Hines(R) brand from January 16, 1998 and the VDK business from April 9, 1998.

  Pro Forma Net Sales. Pro forma net sales (which reflect all the acquisitions noted previously as if they had occurred on January 1 for both 1998 and 1997) for the year ended December 31, 1998 were $947.0 million, which represented an 8.3% increase over net sales in the comparable 1997 year of $874.2 million. Sales growth in the year ended December 31, 1998 was due to unit volume growth in both the frozen food and dry grocery divisions and higher prices for the Company's Duncan Hines(R) baking mix products.

  Unit volumes increased 5.0% to 51.4 million cases from 49.0 million cases in the prior year. The frozen food division unit volumes increased 9.7% versus last year, driven by a 6.2% increase in frozen breakfast products, a 2.9% increase in Celeste(R) frozen pizza and a 63.5% increase in foodservice volumes compared to a relatively low sales base in 1997. Unit volumes for frozen seafood declined by 2.6% due to difficult comparisons with the prior year, which featured a number of new product introductions, as well as slower category growth relative to 1997. Unit volumes for the dry grocery division increased by 1.6% versus the prior year. Unit volumes of the Company's syrup brands increased by 0.9% and volumes of Duncan Hines(R) baking mix products increased 1.9%. Unit volumes for Duncan Hines(R) were negatively impacted in the first half of 1998 by a case load into retail channels initiated by P&G in the latter part of 1997 prior to P&G's divestiture of the business.

  The Company's net sales growth included a 3.3% increase related to pricing, which was primarily attributable to the competitive price equalization program initiated on the Duncan Hines(R) brand in March 1998 whereby the Company increased the list price on cake and frosting products to parity with the competition. The price equalization program generated approximately $40.5 million in net sales for the year ended December 31, 1998. A price increase was also taken on syrup products in July 1998 in order to offset a cost increase in corn syrup. In addition, product mix shifts in both the frozen pizza and frozen seafood product lines have caused dollar sales for those segments to increase at a higher rate than unit sales. The dollar sales increase for the Celeste(R) business was 10.4% due to increased sales of premium Mama Celeste(TM) Fresh-Baked Rising Crust frozen pizza products, which sell at a higher list price per case than other Celeste(R) frozen pizza products. Sales of premium frozen fish fillets for the Company's frozen seafood brands (Van de Kamp's(R) and Mrs. Paul's(R)) resulted in greater dollar sales, which mitigated the volume shortfall for the frozen seafood business. Product mix shifts to higher priced items and higher prices on baking mix and syrup products were partially offset by lower average prices on the Company's foodservice volumes.

Gross Profit. Gross profit was 59.8% of net sales, which was lower than the gross profit in 1997 of 68.0%. The decline was due to the inclusion of Duncan Hines(R) baking mix products and the VDK business, both of which have lower gross profit margins than syrup products. Also, the cost of corn syrup increased over the 1997 year, which the Company has offset with a price increase as previously described.

  Pro Forma Gross Profit. On a pro forma basis, gross profit was 60.1% of net sales as compared to the prior year gross profit margin of 57.3%. The increase was due to the pricing action initiated on the Duncan Hines(R) business, which elevated the gross margin on baking mix products, and cost savings achieved from outsourcing the production of syrup and baking mix products.

Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses for the 1998 year increased $246.5 million as compared to the prior year due to the inclusion of the acquired businesses. As a percentage of net sales, brokerage, distribution and marketing expenses were 38.7%, which was
2.1 percentage points lower than the prior year of 40.8%.

  Pro Forma Brokerage, Distribution and Marketing Expenses. On a pro forma basis, brokerage, distribution and marketing expenses increased to $377.6 million, or 39.9% of net sales, which was above the prior year of

  37.3%. Brokerage and distribution expenses increased $1.4 million over last year and decreased as a percentage of net sales to 9.5% from 10.1% in the prior year. The decrease as a percent of net sales was mainly the result of lower average brokerage commissions. Marketing expenses increased $49.8 million and were 30.4% of net sales, which was 3.2 percentage points higher than the prior year of 27.2%. The increase was primarily attributable to trade and consumer marketing programs implemented on the Duncan Hines(R) business to compensate for the higher list pricing strategy initiated on cake and frosting products. The prior owners, P&G, followed an every-day-low-price ("EDLP") strategy and, consequently, the prior year included comparatively little marketing support. The balance of the increase was due to consumer promotions and media support for the Log Cabin(R) brand where none existed in the prior year and consumer promotions and slotting expenses related to the Company's new pizza product, Mama Celeste(TM) Fresh-Baked Rising Crust, and new premium grilled frozen seafood products.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased to $30.0 million from $5.9 million in 1997. The increase of $24.1 million was due to the additional amortization expense generated by the goodwill recorded in connection with the brands acquired by the Company over the past year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $25.0 million were $19.8 million higher than the prior year expense of $5.2 million. The increase was due to the inclusion of VDK and the additional infrastructure and staffing required by the dry grocery division to operate the Log Cabin(R) and Duncan Hines(R) businesses, which were newly integrated in 1998. Selling, general and administrative expenses were 3.2% of net sales, which was 0.4 percentage points lower than the 3.6% experienced in the prior year. The decrease as a percentage of net sales reflects the efficiency gained as the size of the Company has grown dramatically over the prior year.

Incentive Plan Expense. For the year ended December 31, 1998, the Company recorded non-cash incentive plan expense of $56.6 million in accordance with the Aurora Plan contained in the MBW LLC Agreement (See Financial Statement Note 14
- Incentive Plan Expense).

Transition Expenses. Transition expenses were $10.3 million as compared to $2.1 million recorded in the prior year and represent one-time costs incurred to establish the Company's operations and integrate the acquired businesses. The increase was due to the acquisitions of the Log Cabin(R) and Duncan Hines(R) brands.

Operating Income. Operating income was $44.8 million as compared to operating income in the prior year of $23.4 million. Excluding the effects of the incentive plan expense and transition expenses, the Company would have achieved operating income of $111.7 million in 1998 versus operating income of $27.8 million in the prior year. The significant increase versus the prior year was due to the inclusion of operating income generated by the acquired businesses.

  Pro Forma Operating (Loss) Income. On a pro forma basis, the Company incurred an operating loss of $4.5 million as compared to operating income in the prior year of $101.2 million. Excluding the effects of the incentive plan expense and transition expenses, the Company would have achieved operating income of $127.1 million in 1998 versus the prior year operating income of $106.9 million. The increase in operating income was due to the improvement in gross profit margins and a reduction in selling, general and administrative expenses as a percentage of net sales, which were partially offset by higher marketing expenses. Marketing expenses were increased to establish media programs where none existed in the past, support the change to a high-low pricing strategy for Duncan Hines(R) and support the introduction of new products in the frozen food division.

Interest Expense and Amortization of Deferred Financing Expense. The aggregate of net interest expense and amortization of deferred financing expense in 1998 of $66.4 million was higher than the prior year amount of $21.3 million. The increase was due to the additional debt associated with the acquisitions over the past year.

Income Tax Expense. The income tax expense recorded for the 1998 year was $14.3 million and the prior year income tax expense was $0.8 million. The effective tax rate for the current year was different than the statutory rate primarily due to the effect of the non-deductible incentive plan expense.

Net (Loss) Income. The Company incurred a net loss of $45.4 million as compared to net income recorded for the prior year of $1.2 million. In addition to the incentive plan expense recorded in the current year, the Company also incurred an extraordinary charge in the net of tax amount of $9.2 million as a result of the write-off of deferred financing charges associated with the early extinguishment of debt facilities.

  Pro Forma Net (Loss) Income. On a pro forma basis, the Company incurred a pro forma loss of $96.4 million. Excluding the effects of the incentive plan expense and transition expenses, adjusted net income would have been $34.2 million and earnings per share would have been $0.60.

   YEAR ENDED DECEMBER 27, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

Net Sales. Net sales for the period increased $51.4 million versus the prior year to $143.0 million. The increase was due primarily to the acquisition of Log Cabin(R), which added $50.4 million in net sales. Net dollar sales for Mrs. Butterworth's(R) increased 1.0% to $92.6 million for the year ended December 27, 1997 from $91.6 million for the 1996 period, while case volume increased 5.4% to
4.14 million standard cases.

Syrup sales increased $52.1 million to $133.2 million in 1997 from $81.1 million in 1996. The increase was due primarily to the Log Cabin(R) acquisition, which added $50.4 million in sales during 1997. Mrs. Butterworth's(R) syrup dollar sales increased $1.7 million, or 2.1%, to $82.8 million in 1997. Mrs. Butterworth's(R) syrup case volume increased 7.6% to 3.52 million standard cases in 1997 from 3.27 million standard cases in 1996. The percentage increase in Mrs. Butterworth's(R) syrup case volume exceeded the percentage increase in dollar sales because the Predecessor adopted a value pricing strategy in mid-1996, which lowered the list cost on 90% of its retail syrup volume by 10%. The increase in syrup volume was attributable to increases in the Company's Mrs. Butterworth's(R) Original brand and foodservice and club products. The volume increase was partially offset by a decrease in sales of Mrs. Butterworth's(R) Country Best Recipe and Mrs. Butterworth's(R) Lite brands.

Pancake mix sales of $9.8 million in 1997 were down by $0.7 million as compared to the 1996 period and pancake mix volume decreased 7.0% to 611,000 standard cases. The overall pancake mix category was down approximately 4.0% in 1997 from the prior year.

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

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles of $5.9 million was attributable to amortization of goodwill associated with the acquisitions of Mrs. Butterworth's(R) on December 31, 1996 and Log Cabin(R) on July 1, 1997.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $5.2 million for 1997 were $1.6 million less than the $6.8 million of expense incurred for 1996. The favorable variance was due to lower overhead spending associated with the Company's stand-alone structure as compared to amounts allocated to Mrs. Butterworth's(R) during the Predecessor's ownership period.

Transition Expenses. Transition related costs consist of one-time costs incurred to establish the Company's operations and integrate the acquired businesses, including relocation expenses, recruiting fees, sales support and other unique transitional expenses.

Operating Income. Operating income as a percentage of net sales was 16.4% for 1997 as compared to 18.8% for 1996. The decrease in the Company's operating profit margin was primarily due to amortization of goodwill and other intangibles (4.1%), incentive plan expense (1.6%) and transition expenses (1.5%), which were not incurred under the Predecessor's ownership. Excluding the impact of these expenses, the operating margin increased to 23.6% of net sales because trade promotions, consumer marketing and selling, general and administrative expenses were lower than the prior year as a percentage of net sales. Overall, operating income increased $6.2 million, or 36.1%, to $23.4 million as compared to $17.2 million in 1996.

Interest Expense and Amortization of Deferred Financing Expense. Net interest expense and amortization of deferred financing expense was $21.3 million in 1997. These expenses were related to the financing of the acquired businesses. The Predecessor did not separately allocate these respective costs to Mrs. Butterworth's(R).

Income Tax Expense. The Company has a combined federal and state tax rate of approximately 38.7% in 1997 as compared to the Predecessor's effective rate in 1996 of 38.5%.

Net Income. Net income was $1.2 million in 1997, which was $9.3 million lower than the prior year. The decline in net income was attributable to the interest expense, financing and goodwill expenses incurred during 1997.

                        LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 1998, cash provided by operations was $50.2 million. Net loss plus non-cash charges provided $76.1 million of operating cash flow and an increase in net working capital used $25.9 million of cash during the current year. As compared to December 27, 1997, current assets, excluding cash and current deferred tax assets, increased $150.0 million and current liabilities, excluding current maturities of senior secured debt, increased $85.1 million. The increase in both current assets and current liabilities was the result of three factors: (1) the inclusion of items of working capital related to the Log Cabin(R) and Duncan Hines(R) businesses, which had previously been recorded on the prior owners' books in accordance with the respective transition services agreements, (2) the inclusion of all items of working capital related to the VDK business acquired on April 8, 1998 and (3) increased inventory levels of certain Duncan Hines(R) products produced by P&G in advance of relocating certain production equipment to the Company's contract manufacturers' production facilities, which have been financed mainly from the Company's senior secured revolving debt facility. The increase in current assets, primarily additional receivable balances and higher inventory levels, was greater than the inclusion of current liability balances from the respective acquisitions, which caused the use of cash for working capital needs to be $25.9 million. Inventory balances are expected to remain near current levels as the Company continues to carry Duncan Hines(R) transitional inventories while production equipment is decommissioned and relocated to the Company's contract manufacturers' production facilities over the next six months.

Net cash used in investing activities was $478.7 million for the year ended December 31, 1998. The acquisitions of Duncan Hines(R) and VDK Holdings used cash of $454.3 million and $8.4 million, respectively. On May 1, 1998, VDK completed the sale of its frozen desserts product line (the "Desserts Sale"), which generated net proceeds of $28.0 million. During the year, the Company spent $39.8 million on capital expenditures and received $10.0 million from P&G as a contractual reimbursement, which offset capital costs incurred in connection with the relocation of manufacturing equipment to the Company's contract manufacturers' production facilities. Capital expenditures were incurred to expand capacity for its frozen breakfast products, establish internal production of its new rising crust frozen pizza product and relocate and install acquired manufacturing equipment. The Company expects to spend approximately $17.0 million on capital projects in 1999.

During the year ended December 31, 1998, financing activities provided cash of $424.2 million. To finance the acquisition on January 16, 1998 of the Duncan Hines(R) business and related expenses, the Company borrowed $450.0 million of senior secured term debt under the Aurora Senior Bank Facilities and received a $93.8 million capital contribution from Holdings (See Financial Statement Note 3 - Business Acquisitions). The Company repaid the senior secured term debt and senior secured revolving debt facility that existed prior to the Aurora Senior Bank Facilities in the amount of $77.5 million and incurred an extraordinary charge for the write-off of deferred financing charges in connection with the early extinguishment of debt in the net of tax amount of $1.9 million. The Company used the net proceeds from the Desserts Sale to repay $25.0 million on the VDK Senior Bank Facilities.

In conjunction with the consummation of the IPO on July 1, 1998 (See Financial Statement Note 1 - The Company), the Company used net proceeds from the sale of 12,909,372 of common equity securities in the amount of $254.8 million and proceeds from the Company's New Senior Bank Facilities and New Notes in the amount of $324.0 million and $200.0 million, respectively, to repay $647.8 million of senior secured debt and $114.5 million of senior subordinated notes, including the associated redemption premium, and pay associated fees and expenses. As a result of the early extinguishment of senior secured debt, the Company recorded an extraordinary charge of $7.3 million, net of income tax of $4.4 million, for the write-off of deferred financing charges. The remaining proceeds and repayments during the year ended December 31, 1998 were periodic draws and repayments under the Company's senior secured revolving debt facilities.

At December 31, 1998, the Company had $0.4 million of cash and cash equivalents and an unused commitment of $89.2 million on its senior secured revolving debt facility under the Company's New Senior Bank Facilities. The

Company's primary sources of liquidity are cash flows from operations and available borrowings under the $175.0 million revolving debt facility. Management believes the available borrowing capacity under the revolving debt facility combined with cash provided by operations will provide the Company with sufficient cash to fund operations as well as to meet existing obligations.

Other Information
-----------------

Year 2000.

The dates on which the Company believes Year 2000 compliance will be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of Year 2000 compliance. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties, the Company cannot ensure its ability to resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability in a timely and cost-effective manner.

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

Compliance within internal mission-critical systems and applications is nearly complete. Given the relatively recent incorporation of the Company, most systems and applications have been purchased within the last year or two. All purchases made were for systems that were Year 2000 compliant or for those that had documented plans and dates for future compliance. Currently, the Warehouse Management System in the frozen food division, which accesses a compliant information database, is the only remaining mission-critical application not compliant. The Company has elected to upgrade the functionality of its current Warehouse Management System and, therefore, will be replacing the entire system. The new system has been selected and is scheduled to have installation and testing completed by June 1999. Internal non-mission-critical systems and applications are currently being analyzed and are presently expected to be compliant by the middle of 1999.

In addition to reviewing its internal systems, the Company has polled or is in the process of polling its third-party vendors, customers and freight carriers to determine whether they are Year 2000 compliant and to attempt to identify any potential issues. If the Company's customers and vendors do not achieve Year 2000 compliance before the end of 1999, the Company may experience a variety of problems, which may have a material adverse effect on the Company. Among other things, to the extent the Company's customers are not Year 2000 compliant by the end of 1999, such customers may lose electronic data interchange ("EDI") capabilities at the beginning of the Year 2000. Where EDI communication would no longer be available, the Company expects to utilize voice, facsimile and/or mail communications in order to receive customer orders and process customer billings. To the extent the Company's vendors or co-packers are not Year 2000 compliant by the end of 1999, such vendors or co-packers may fail to deliver ordered materials and products to the Company and may fail to bill the Company properly and promptly. Consequently, the Company may not have the correct inventory to send to its customers and may experience a shortage or surplus of inventory which could materially adversely affect the Company's business and results of operations. The Company is in the process of developing a plan to address potential problems with respect to its vendors; however, the Company believes it has access to sufficient alternative sources of supply.

To date, the Company has incurred and expensed approximately $0.1 million related to the assessment and development of the remediation plan and the purchase of new compliant hardware and software. Management anticipates spending and expensing an additional $0.5 million through the end of 1999 to implement its entire Year 2000 plan. The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third-parties' Year 2000 readiness and other factors.

The Company is in the process of developing contingency plans so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The Company's contingency plans will be structured to address both remediation of systems and their components and overall business operating risk. These plans are intended to mitigate both internal risks as well as potential risks in the supply chain of the Company's suppliers and customers.

Acquisitions.

Growth of the Company through acquisitions may require the Company to incur additional indebtedness or issue equity securities. There can be no assurance that additional debt or equity will be available to the Company or, if available, on terms acceptable to the Company.

Impact of New Accounting Pronouncements.

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

The Company currently does not use derivative financial instruments for trading or speculative purposes. In accordance with the New Senior Bank Facilities, the Company is required to enter into interest rate protection agreements to the extent necessary to provide that, when combined with the Company's senior subordinated notes, at least 50% of the Company's aggregate indebtedness is subject to either a fixed interest rate or interest rate protection agreements. Accordingly, the Company's interest rate agreements are as follows:

Interest Rate Collar Agreements.

At December 31, 1998, the Company was party to two interest rate collar agreements. On August 22, 1996, the Company entered into a three year interest rate collar agreement with a notional principal amount of $70.0 million, a cap rate of 6.5% (plus the applicable margin) and a floor rate of 5.75% (plus the applicable margin). On November 26, 1996, the Company entered into a three year interest rate collar agreement with a notional principal amount of $50.0 million, a cap rate of 7.5% (plus the applicable margin) and a floor rate of 5.5% (plus the applicable margin).

Interest Rate Swap Agreement.

The Company entered into an interest rate swap agreement on March 17, 1998. The notional principal amount covered under the interest rate swap agreement is $150.0 million and the term is three years. The effective swap rate was 5.81%.

On November 30, 1998, the Company amended the existing interest agreement whereby the counterparty received the option to extend the termination date to March 17, 2003. The new effective swap rate through the termination date of the interest rate swap agreement is 5.37%.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

The Company entered into interest rate swap and collar agreements for non-trading purposes. Risks associated with the interest rate swap and collar agreements include those associated with changes in the market value and interest rates. Management considers the potential loss in future earnings and cash flows attributable to the interest rate swap and collar agreements not to be material.

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

PART III
--------

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------------------------------

The names, ages and positions of all directors and executive officers of Aurora Foods Inc., as of February 17, 1999, are listed below, followed by a brief account of their business experience for at least the past five years. Directors and officers serve in their positions until their resignation or removal. Officers serve at the pleasure of the Board of Directors.


     Name                                         Age           Position(s)
     ----                                         ---           -----------
     Ian R. Wilson                                69             Chairman of the Board and Chief Executive Officer
     James B. Ardrey                              40             Vice Chairman and Director
     Ray Chung                                    50             Executive Vice President
     M. Laurie Cummings                           35             Chief Financial Officer and Secretary
     Thomas O. Ellinwood                          44             President, Frozen Food Division
     Thomas J. Ferraro                            50             President, Dry Grocery Division
     Anthony A. Bevilacqua                        42             Executive Vice President, Sales and
                                                                       Marketing, Frozen Food Division
     C. Gary Willett                              44             Executive Vice President, Dry Grocery
                                                                       Division
     Clive A. Apsey                               49             Director
     Charles Ayres                                38             Director
     David E. De Leeuw                            53             Director
     Charles J. Delaney                           37             Director
     Richard C. Dresdale                          42             Director
     Andrea Geisser                               55             Director
     Peter Lamm                                   46             Director
     Tyler T. Zachem                              32             Director

IAN R. WILSON - CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

Mr. Wilson has served as Chairman of the Board and Chief Executive Officer of the Company since June 1998. Prior to that time, Mr. Wilson was Chairman of both AurFoods from December 1996 to June 1998 and VDK from September 1995 to June 1998. Mr. Wilson is the Managing Partner of Dartford, a private partnership focused on the food and beverage industries. From 1995 to 1998, Mr. Wilson was the Chairman of Windy Hill Pet Food Company, Inc. ("Windy Hill"). From 1989 through 1995, Mr. Wilson was Chairman and Chief Executive Officer of Windmill Holdings Corporation ("Windmill"), a leading specialty miller and supplier of branded food products. From 1985 through 1989, Mr. Wilson was Chairman and Chief Executive Officer of Wyndham Foods, Inc. ("Wyndham"), a major cookie company he founded and positioned as a leading popular priced cookie company in the United States. From 1983 to 1984, Mr. Wilson was the Chairman and Chief Executive Officer of Castle & Cooke, Inc. (now known as Dole Food Company, Inc.), an international food and real estate concern. Prior to Castle & Cooke, Inc., Mr. Wilson spent 25 years with The Coca-Cola Company, serving in a series of international operating management positions. Ultimately, Mr. Wilson served as Vice Chairman of The Coca-Cola Company and President of the Pacific Group. Mr. Wilson's past service as a director includes Chairman of the Board of Wyndham, Windmill and Windy Hill and membership on the boards of Novell, Inc., Revlon, Inc., Crown Zellerbach Corporation and Castle & Cooke, Inc.

JAMES B. ARDREY - VICE CHAIRMAN AND DIRECTOR

Mr. Ardrey has served as Vice Chairman and Director of the Company since June 1998. Prior to that time, Mr. Ardrey was Executive Vice President and Director of VDK from September 1995 to June 1998 and Executive Vice President and Director of AurFoods from December 1996 to June 1998. Mr. Ardrey is a partner of Dartford. From 1996 to 1998, Mr. Ardrey was Executive Vice President of Windy Hill. From 1993 to 1995, Mr. Ardrey was a consultant to Windmill, conducting its divestiture program. From 1984 to 1992, Mr. Ardrey was an investment banker with PaineWebber Incorporated, serving as Managing Director from 1990 to 1992. Prior to joining PaineWebber, Mr. Ardrey was a consultant with Booz, Allen & Hamilton.

RAY CHUNG - EXECUTIVE VICE PRESIDENT

Mr. Chung has served as Executive Vice President of the Company since June 1998. Prior to that time, Mr. Chung was Executive Vice President of VDK and Director of VDK Holdings, Inc. from September 1995 to June 1998 and Executive Vice President and Director of AurFoods from December 1996 to June 1998. Mr. Chung is a founding partner of Dartford. Mr. Chung has previously served as a Director and Executive Vice President of Windy Hill from 1995 to 1998, as a Director, Executive Vice President and Chief Financial Officer of Windmill from 1989 to 1995 and as a Director, Executive Vice President and Chief Financial Officer of Wyndham from 1985 to 1990. From May 1984 to September 1985, Mr. Chung served as Vice President-Finance for the Kendall Company (Colgate-Palmolive). Between 1981 and 1984, Mr. Chung served as Vice President-Finance for Riviana Foods, Inc. He currently serves as a director of Doane Pet Care Enterprises, Inc.

M. LAURIE CUMMINGS - CHIEF FINANCIAL OFFICER AND SECRETARY

Ms. Cummings has served as Chief Financial Officer and Secretary of the Company since June 1998. Prior to that time, Ms. Cummings was Vice President and Secretary of VDK from September 1995 to June 1998 and Vice President and Secretary of AurFoods from December 1996 to June 1998. Ms. Cummings is a partner of Dartford. Ms. Cummings served as Vice President and Secretary of Windy Hill from 1995 to 1998. Ms. Cummings was Vice President, Controller and Treasurer of Windmill from 1989 to 1995. Between 1987 and 1990, Ms. Cummings was the Controller and Assistant Treasurer of Wyndham.

THOMAS O. ELLINWOOD - PRESIDENT, FROZEN FOOD DIVISION

Mr. Ellinwood has been with VDK since 1995. Mr. Ellinwood has been responsible for the management of VDK since Pet Incorporated ("Pet") acquired Van de Kamp's, Inc. from Grand Metropolitan, PLC in October 1989, when he headed the acquisition and integration team as Director/Marketing Manager. Mr. Ellinwood was Vice President and General Manager of Pet from March 1992 until VDK bought the Van de Kamp's, Inc. business in 1995. Between 1990 and 1992, Mr. Ellinwood held the position of Vice President, Marketing at Pet. Prior to Pet's acquisition of Van de Kamp's, from 1986 to 1989, Mr. Ellinwood held various positions of increasing responsibility with Pet's sales and marketing departments. Mr. Ellinwood served as General Manager of Omar, Inc., a privately owned aerospace manufacturing company, from 1983 to 1986.

THOMAS J. FERRARO - PRESIDENT, DRY GROCERY DIVISION

Prior to joining AurFoods in December 1996, from September 1994 to June 1996, Mr. Ferraro served as President of Campfire, Inc., which merged into International Home Foods, Inc. Prior to joining Campfire, Inc. he was Vice President of Sales for the Niche Grocery division of Borden, Inc. from 1991 to 1994. Mr. Ferraro's experience with niche grocery products extends back to his early career with RJR Nabisco Inc. and Dracket products, a division of Bristol-Meyers Squibb Company, where he held a variety of marketing and sales positions.

ANTHONY A. BEVILACQUA - EXECUTIVE VICE PRESIDENT, SALES AND MARKETING, FROZEN FOOD DIVISION

Mr. Bevilacqua joined VDK in February 1998 and is responsible for the frozen food division's sales and marketing functions. Prior to joining VDK, Mr. Bevilacqua was Senior Vice President at Aramark's Spectrum Healthcare Services from September 1994 to December 1997. Between 1980 and 1994, Mr. Bevilacqua held various positions of increasing responsibility in sales and marketing with Ralston Purina Company ("Ralston"). In 1992, he was promoted to Vice President of Marketing at Ralston's Eveready Battery Canadian division.

C. GARY WILLETT - EXECUTIVE VICE PRESIDENT, DRY GROCERY DIVISION

Mr. Willett joined AurFoods in December 1996. From August 1995 to September 1996, he served as Executive Vice President/General Manager of Campfire, Inc., which merged into International Home Foods, Inc. Prior to joining Campfire, Inc., Mr. Willett spent 12 years with Borden, Inc., from June 1983 to August 1995, in a series of marketing and general management positions, most recently as Vice President/General Manager of Elmer's, a division of Borden, Inc.

CLIVE A. APSEY - DIRECTOR

Mr. Apsey has served as a Director of the Company since June 1998. Prior to that time, Mr. Apsey was a Director of VDK from September 1995 to June 1998. Mr. Apsey was an Executive Director of Tiger Oats Ltd. ("Tiger Oats") from 1987 to 1998 and currently serves as a non-Executive Director and consultant to the group.

CHARLES AYRES - DIRECTOR

Mr. Ayres has served as a Director of the Company since June 1998. Prior to that time, Mr. Ayres was a Director of AurFoods from December 1996 to June 1998. Mr. Ayres is a managing director of McCown De Leeuw & Co., Inc. ("MDC"). Mr. Ayres has been associated with MDC since 1991. Prior to joining MDC, Mr. Ayres was a founding partner of HMA Investments, Inc., a private investment firm focused on middle market management buyouts. Mr. Ayres began his career as an investment banker with Lazard Freres & Co. He currently serves as a director of The Brown Schools, Inc.

David E. De Leeuw - Director

Mr. De Leeuw has served as a Director of the Company since June 1998. Prior to that time, Mr. De Leeuw was a Director of AurFoods from December 1996 to June 1998. Mr. De Leeuw is a managing director of MDC. Prior to founding MDC with George E. McCown in 1984, Mr. De Leeuw was Manager of the Leveraged Acquisition Unit and Vice President in the Capital Markets Group at Citibank, N.A. Mr. De Leeuw also worked with W.R. Grace & Co. where he was Assistant Treasurer and Manager of Corporate Finance. Mr. De Leeuw began his career as an investment banker with Paine Webber Incorporated. He currently serves as a director of Outsourcing Solutions Inc., American Residential Investment Trust and DIMAC Holdings, Inc.

CHARLES J. DELANEY - DIRECTOR

Mr. Delaney has served as a Director of the Company since June 1998. Prior to that time, Mr. Delaney was a Director of VDK from September 1995 to June 1998. Mr. Delaney has been the President of UBS Capital LLC ("UBS") since it was established in 1993 as a subsidiary of Union Bank of Switzerland (now UBS AG). From 1989 to 1993, Mr. Delaney headed the UBS Leverage Finance Group of the Corporate Banking Division. Mr. Delaney is also a director of ETM Entertainment Network, Inc. and Peoples Telephone Company, Inc.

RICHARD C. DRESDALE - DIRECTOR

Mr. Dresdale has served as a Director of the Company since June 1998. Prior to that time, Mr. Dresdale was a Director of AurFoods from December 1996 to June 1998. Mr. Dresdale is President of Fenway Partners, Inc. ("Fenway") and was a founding partner. Fenway is a New York-based private equity firm for institutional investors with the primary objective of acquiring leading middle-market companies. Prior to founding Fenway with Messrs. Lamm and Geisser, Mr. Dresdale was employed by Clayton, Dubilier and Rice, Inc. from June 1985 to March 1994, most recently as a Principal. Mr. Dresdale serves as a director of a number of Fenway's portfolio companies, including Blue Capital Management, LLC, Central Tractor Farm & Country, Inc., Delimex Holdings, Inc. and Simmons Company.

ANDREA GEISSER - DIRECTOR

Mr. Geisser has served as a Director of the Company since June 1998. Prior to that time, Mr. Geisser was a Director of VDK from September 1995 to June 1998 and a Director of AurFoods from December 1996 to June 1998. Mr. Geisser has been a Managing Director of Fenway since the firm's founding in 1994. Prior to founding Fenway with Messrs. Lamm and Dresdale, Mr. Geisser was employed by Butler Capital Corporation ("BCC") from February 1989 to June 1994, most recently as Managing Director and General Partner of each of the management partnerships of the investment partnerships sponsored by BCC. From 1986 to 1989, Mr. Geisser was a Managing Director of Onex Investment Corporation, the largest Canadian leveraged buyout company, and prior to that started the U.S. operations of EXOR, a European investment company, where he was a Senior Vice President and Director. Mr. Geisser serves as a director of a number of Fenway's portfolio companies, including Decorative Concepts, Inc., New Creative Enterprises, Inc., Iron Age Corporation, Simmons Company and Valley Recreation Products, Inc.

PETER LAMM - DIRECTOR

Mr. Lamm has served as a Director of the Company since June 1998. Prior to that time, Mr. Lamm was a Director of VDK from September 1995 to June 1998 and a director of AurFoods from December 1996 to June 1998. Mr. Lamm is Chairman and Chief Executive Officer of Fenway and was a founding partner. Prior to founding Fenway with Messrs. Dresdale and Geisser, Mr. Lamm was employed by Butler Capital Corporation from February 1982 to April 1994, most recently as Managing Director and General Partner of each of the management partnerships of the investment partnerships sponsored by BCC. Mr. Lamm serves as a director of a number of Fenway's portfolio companies, including Blue Capital Management, LLC, Central Tractor Farm & Country, Inc., Delimex Holdings, Inc., Iron Age Corporation and Simmons Company.

TYLER T. ZACHEM - DIRECTOR

Mr. Zachem has served as a Director of the Company since June 1998. Prior to that time, Mr. Zachem was a Director of AurFoods from December 1996 to June 1998. Mr. Zachem is a managing director of MDC. Mr. Zachem has been associated with MDC since July 1993. Mr. Zachem previously worked as a consultant with McKinsey & Co. and as an investment banker with McDonald & Company. He currently serves as a director of Outsourcing Solutions Inc., RSP Manufacturing Corporation, The Brown Schools, Inc. and Papa Gino's, Inc.

There are no family relationships between any directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Each of the entities and individuals who are signatories to the Securityholders Agreement (defined below) filed a Form 3 in either July or August 1998 instead of on the due date of June 25, 1998 and filed a Form 4 several days after the due date August 10, 1998.

ITEM 11:  EXECUTIVE COMPENSATION
--------------------------------

The following Summary Compensation Table sets forth the compensation received by the officers of the Company (together, the "Named Executive Officers"), during the years ended December 31, 1998 and December 27, 1997.

Summary Compensation Table
--------------------------

                                                                             Long-term
                                                Annual Compensation         Compensation
                                                -------------------         ------------
                                                                             Securities
Name and Principal Position                                                  Underlying      All Other
as of December 31, 1998                Year    Salary (1)      Bonus (1)       Options      Compensation
----------------------------------    ------   ------------    -----------    ----------   --------------
Ian R. Wilson                          1998    $ 1,000,000     $ 450,000            -     $        -
Chairman of the Board and
   Chief Executive Officer


James B. Ardrey                        1998        600,000       270,000            -              -
Vice Chairman


Ray Chung                              1998        350,000       157,500            -              -
Executive Vice President


M. Laurie Cummings                     1998        250,000       112,500            -              -
Chief Financial Officer and
   Secretary


Thomas O. Ellinwood                    1998        275,000       123,750      175,000          8,895
President, Frozen Food Division


Thomas J. Ferraro                      1998        275,000       165,000      175,000          9,000
President, Dry Grocery Division        1997        175,000       143,000            -          9,000

 (1)   Amounts have been annualized.

Other compensation includes Company contributions on behalf of the officers to profit sharing and savings plans and other related benefits.

The following table sets forth information with respect to stock option grants to the Named Executive Officers during 1998. The options were granted at an exercise price equal to 100% of the fair market value of the common stock on the date of grant. The options vest ratably over three years beginning in the third year after the date of grant and expire ten years after the date of grant.

Option Grants in the Last Fiscal Year
-------------------------------------

                                                     Individual Grants
                            -----------------------------------------------------------------
                                Number of
                               Securities        Percent of Total
                               Underlying       Options Granted to
                                 Options           Employees in      Exercise    Expiration    Grant Date Present
         Name                  Granted (1)          Fiscal Year        Price        Date           Value (2)
-------------------------   -----------------   ------------------  ----------  -------------  ------------------
Ian R. Wilson                       -                    -          $    -            -        $       -
James B. Ardrey                     -                    -               -            -                -
Ray Chung                           -                    -               -            -                -
M. Laurie Cummings                  -                    -               -            -                -
Thomas O. Ellinwood             175,000                8.6%           21.00        7/1/08            5.96
Thomas J. Ferraro               175,000                8.6%           21.00        7/1/08            5.96

(1) Options were granted pursuant to the Company's 1998 Incentive Plan dated July 1, 1998 and vest ratably over three years beginning with the third year after the date of grant.

(2) Present value was calculated using the Black-Scholes single option pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 0.20, a risk-free interest rate of 4.8% and expected option lives of five years.

The following table sets forth information with respect to each exercise of stock options during the 1998 fiscal year by a Named Executive Officer and the number and value of unexercised stock options held by the Named Executive Officers at December 31, 1998.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option
--------------------------------------------------------------------------
Values
------

                                                                Number of Securities        Value of Unexercised In-the-
                                                              Underlying Unexercised        Money Options at Fiscal Year
                                                            Options at Fiscal Year End                 End (2)
                                                          --------------------------------  --------------------------------
                             Shares
                           Acquired on      Value
         Name                Exercise     Realized (1)     Exercisable     Unexercisable     Exercisable     Unexercisable
------------------------  -------------  ---------------  --------------  ----------------  --------------  ----------------
Ian R. Wilson                        -   $          -               -                  -    $          -    $          -
James B. Ardrey                      -              -               -                  -               -               -
Ray Chung                            -              -               -                  -               -               -
M. Laurie Cummings                   -              -               -                  -               -               -
Thomas O. Ellinwood                  -              -               -            175,000               -               -
Thomas J. Ferraro                    -              -               -            175,000               -               -

 (1) The Value Realized is equal to the fair market value on the date of exercise, less the exercise price, times the number of shares acquired. No options were exercised during the last fiscal year.

 (2) The Value of Unexercised In-the-Money Options at Fiscal Year End is equal to $19.8125, the fair market value of each share underlying the options at December 31, 1998, less the exercise price, times the number of options. No options were in-the-money at December 31, 1998.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

The Board of Directors has appointed Messrs. Lamm, Ayres and Dresdale as members of its Compensation Committee. Mr. Wilson, the Chairman of the Board and Chief Executive Officer of the Company, is an ex officio member of the Compensation Committee. The Compensation Committee governs the compensation of the executive officers of the Company subject to ratification by the Board of Directors. Messrs. Apsey and Delaney are the members of the Compensation Subcommittee. The Compensation Subcommittee administers the Company's 1998 Incentive Plan and the 1998 Employee Stock Purchase Plan.

Mr. Wilson is the managing partner of Dartford and, until August 1998, was the Chairman of the Board of Directors and Chief Executive Officer of Windy Hill. Mr. Ardrey, Vice Chairman of the Company, is also a partner of Dartford and, until August 1998, was an Executive Vice President of Windy Hill. Pursuant to an agreement, dated September 19, 1995 and terminated on June 26, 1998, Dartford provided management oversight on financial and operational matters to the Company with respect to VDK. Dartford received $900,000, $1,800,000 and $631,000 during 1998, 1997 and 1996, respectively, under such agreement. Further, pursuant to an agreement with the Company, dated December 31, 1996 and terminated on July 1, 1998, Dartford provided management oversight to the Company with respect to AurFoods. Dartford received $951,419 and $768,000 for 1998 and 1997, respectively, under such agreement. Also, Dartford earned $1,500,000 in fees in connection with the Contribution.

From December 31, 1996 through January 16, 1998, the Company paid Dartford $1,250,000 in fees for services rendered in connection with the acquisitions of MBW, LC and DH. Also, from September 1995 through July 9, 1996, VDK paid Dartford $1,950,000 in fees for services rendered in connection with acquisitions and related financings by VDK.

The Company has entered into agreements pursuant to which it agreed to pay transaction fees to each of Dartford, MDC, and Fenway of 0.333% of the acquisition price for future acquisitions by the Company.

The Company has agreed to pay Dartford $800,000 per year as reimbursement of corporate headquarters expenses which include staff salaries, miscellaneous office expenses related to the administration of the Company's corporate headquarters, and rent for the space leased by Dartford and used by the Company as its corporate headquarters for a term ending the earlier of July 1, 2000 or the date that Mr. Wilson is no longer Chairman or Chief Executive Officer of the Company.

Messrs. Ayres, De Leeuw and Zachem are general partners of MDC. Pursuant to an agreement, dated December 31, 1996 and terminated on July 1, 1998, MDC Management Company III, L.P. ("MDC III"), an affiliate of MDC, a beneficial owner of the Company, advised the Company as to the structuring of the Company's bank financing and the capital structure of the Company, identification and financing of future acquisitions, and general management advice relating to the overall strategy and positioning of the Company. MDC III received $318,000 and $293,000 during 1998 and 1997, respectively, under such agreement. From December 31, 1996 through January 16, 1998 the Company paid MDC III $5,700,000 in fees for services rendered in connection with the acquisitions of MBW, LC and DH. Also, MDC III earned $1,500,000 in fees in connection with the Contribution.

Messrs. Dresdale, Geisser and Lamm are partners of Fenway. From December 31, 1996 through January 16, 1998, the Company paid Fenway $1,500,000 in fees for services rendered in connection with the acquisitions of the MBW, LC and DH. Also, from September 1995 through July 9, 1996, VDK paid Fenway $1,474,000 in fees for services rendered in connection with acquisitions and related financings by VDK. Fenway earned $1,500,000 in fees in connection with the Contribution.

Employment Agreements
---------------------

Mr. Ian R. Wilson serves as the Chairman of the Board and the Chief Executive Officer of the Company pursuant to an employment agreement dated July 1, 1998. Under the agreement, Mr. Wilson receives an annual base salary of $1.0 million during the term of the agreement and is eligible to receive a bonus of up to 80% of his base salary based on certain earnings criteria. The employment agreement provides for a term of two years and a non-compete covenant for the term of his employment and thereafter, if applicable, until the earlier of July 1, 2000 or the first anniversary of employing a Chief Executive Officer other than Mr. Wilson. Upon termination by the Company other than for cause (as defined in the employment agreement), Mr. Wilson shall receive his salary and shall be eligible to receive his bonus through the remaining term of the non-compete period. In addition, a termination of Mr. Wilson by the Company other than for cause shall also constitute a termination of Messrs. Ardrey and Chung and Ms. Cummings other than for cause under the employment agreements described below.

Mr. James B. Ardrey serves as the Vice Chairman of the Company pursuant to an employment agreement dated July 1, 1998. Under the agreement, Mr. Ardrey receives an annual base salary of $600,000 during the term of the agreement and is eligible to receive a bonus of up to 80% of his base salary based on certain earnings criteria. The employment agreement provides for a term of two years and a non-compete covenant for the term of his employment and thereafter, if applicable, until the earlier of July 1, 2000 or the first anniversary of employing a Chief Executive Officer other than Mr. Wilson. Upon termination by the Company of Mr. Ardrey or Mr. Wilson other than for cause, Mr. Ardrey shall receive his salary and shall be eligible to receive his bonus through the remaining term of the non-compete period.

Mr. Ray Chung serves as the Executive Vice President of the Company pursuant to an employment agreement dated July 1, 1998. Under the agreement, Mr. Chung receives an annual base salary of $350,000 during the term of the agreement and is eligible to receive a bonus of up to 80% of his base salary based on certain earnings criteria. The employment agreement provides for a term of two years and a non-compete covenant for the term of his employment and thereafter, if applicable, until the earlier of July 1, 2000 or the first anniversary of employing a Chief Executive Officer other than Mr. Wilson. Upon termination by the Company of Mr. Chung or Mr. Wilson other than for cause, Mr. Chung shall receive his salary and shall be eligible to receive his bonus through the remaining term of the non-compete period.

Ms. M. Laurie Cummings serves as the Chief Financial Officer and Secretary of the Company pursuant to an employment agreement dated July 1, 1998. Under the agreement, Ms. Cummings receives an annual base salary of $250,000 during the term of the agreement and is eligible to receive a bonus of up to 80% of her base salary based on certain earnings criteria. The employment agreement provides for a term of two years and a non-compete covenant for the term of her employment and thereafter, if applicable, until the earlier of July 1, 2000 or the first anniversary of employing a Chief Executive Officer other than Mr. Wilson. Upon termination by the Company of Ms. Cummings or Mr. Wilson other than for cause, Ms. Cummings shall receive her salary and shall be eligible to receive her bonus through the remaining term of the non-compete period.

Mr. Thomas J. Ferraro serves as the President of the Dry Grocery Division pursuant to an employment agreement, dated as of December 31, 1996, as amended (the "Ferraro Employment Agreement"). He receives an annual base salary of $290,000 (subject to annual adjustment) during the term of the agreement and is eligible to receive a bonus of up to 80% of his base salary based upon certain earnings criteria. The Ferraro Employment Agreement provides for a two-year term ending December 31, 2000; however, on each December 31st, the term automatically extends for one additional year so that the term ends three years after such December 31st unless notice by either the Company or Mr. Ferraro to terminate is given 30 days prior to the automatic extension. If the Company terminates Mr. Ferraro's employment without cause, the Ferraro Employment Agreement requires the Company to pay him an amount equal to the base salary he would have been entitled to receive through the end of the current term of his employment agreement. Mr. Ferraro is also entitled to receive any bonus for the preceding fiscal year which has not been paid as of the date of his termination plus a pro rata portion of any base and supplemental bonus with respect to such fiscal year based upon the actual number of days the Company employed Mr. Ferraro during such fiscal year. Mr. Ferraro may not compete with or solicit employees from the Company until the later of the first anniversary of his termination and the end of the current term of his employment agreement.

Mr. Thomas O. Ellinwood serves as the President of the Frozen Food Division pursuant to an employment agreement, dated as of March 1, 1997 as amended (the "Ellinwood Employment Agreement"). The Ellinwood Employment Agreement provides for a three-year term; however, on each September 30th, the term automatically extends for one additional year so that the term ends three years after such September 30th unless notice by either the Company or Mr. Ellinwood to terminate is given 30 days prior to the automatic extension. Mr. Ellinwood receives an annual base salary of $290,000 (subject to annual adjustment) during the term of the agreement and is eligible to receive a bonus of up to 80% of his base salary based upon certain earnings criteria. If the Company terminates Mr. Ellinwood's employment without cause before a change of control (as defined in the agreement), the Company is required to pay him the greater of (i) 200% of his base salary then in effect or (ii) the base salary he would have been entitled to receive through the end of the current term of the employment agreement plus his base bonus pro rated according to the actual number of days the Company employed him for such fiscal year. If the Company terminates Mr. Ellinwood's employment without cause after a change of control (as defined in the agreement) or Mr. Ellinwood terminates his employment with the Company for "Good Reason" (as defined in the agreement) after a change of control, the Company must pay him the sum of 200% of his base salary then in effect plus his bonus pro rated according to the actual number of days the Company employed him for such fiscal year. The pro rated portion of his bonus is payable as if the Company's financial results equal exactly 100% of the EBITDA target for that year. Mr. Ellinwood's employment agreement also provides that for one year following his termination of employment with the Company (other than a termination by the Company without cause), Mr. Ellinwood may not compete with or solicit employees from the Company.

Directors' Compensation
-----------------------

Directors who are officers, employees, or otherwise affiliates of the Company do not receive compensation for their services as directors. Non-employee directors receive an annual retainer of $20,000, plus $2,000 for attending each committee meeting of the Board of Directors and $5,000 per annum for serving as a Chairman of any committee of the Board of Directors. Directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof.

Aurora Incentive Plan
---------------------

The Amended and Restated Limited Liability Company Agreement of MBW LLC contains an incentive plan (the "Aurora Plan") as a means by which certain key employees and other specifically designated persons ("Aurora Covered Employees") of AurFoods and/or affiliated with Aurora, were given an opportunity to benefit from appreciation in the value of AurFoods. Under the Aurora Plan, Aurora Covered Employees were issued a specific class of limited liability company member units ("Management Units"), at a nominal value, as a means to participate in the appreciation of the equity value of AurFoods. The Management Units were subject to vesting requirements based on terms of employment or other factors.

Prior to the closing of the Equity Offerings, the final value of all classes of Management Units were determined based on the valuation of the Common Stock held indirectly by MBW LLC, and upon the closing of the Equity Offerings all unvested Management Units became fully vested. The aggregate value of all Management Units was $58.9 million. Through December 27, 1997, the Company had recorded estimated incentive plan expense of $2.3 million based on the estimated valuation of the Company at that time. Additional incentive plan expense of $56.6 million was recorded in the first and second quarters of 1998.

The incentive plan expense was recorded as a liability of MBW LLC as sponsor of the Aurora Plan. However, because the Aurora Plan was for the benefit of Aurora Covered Employees, expense recognized under the Aurora Plan has been pushed down to the Company as incentive plan expense and as additional paid-in capital from its parent. No additional incentive plan expense will be recorded under the Aurora Plan.

MBW LLC satisfied its liability under the Aurora Plan by distributing 4,152,417 shares of Common Stock of the Company based on the valuation of the Management Units at the initial public offering price of the Company's Common Stock on the dissolution of MBW LLC.

Pursuant to the Aurora Plan, Dartford, Thomas J. Ferraro and C. Gary Willett received 2,699,071, 427,454, and 267,158 shares of Common Stock, respectively, on the closing of the Equity Offerings in respect of the Aurora Plan. In addition, 56 other employees received an aggregate of 758,734 shares pursuant to the Aurora Plan.

VDK Incentive Plan
------------------

VDK LLC provided a compensation arrangement (the "VDK Plan") as a means by which certain key employees, and other specifically designated persons ("VDK Covered Employees") of VDK and/or affiliated with VDK, were given an opportunity to benefit from appreciation in the equity value of VDK. Under the VDK Plan, VDK Covered Employees were issued a specific class of limited liability company member units and/or performance-based units (collectively, "VDK Management Units"), at a nominal value, as a means to participate in the appreciation of the equity value of VDK. The VDK Management Units were subject to vesting requirement based on terms of employment or other factors.

Prior to the closing of the Equity Offerings, the final value of all classes of VDK Management Units were determined based on the valuation of the shares of the Company held indirectly by VDK LLC, and upon the closing of the Equity Offerings all unvested VDK Management Units became fully vested. The aggregate value of all VDK Management Units was $66.7 million. Through December 31, 1997, no incentive plan expense had been recorded by VDK based on the estimated valuation of VDK at that time. Incentive plan expense of $66.7 million was recorded in the first and second quarters of 1998. The incentive plan expense was recorded as a liability of VDK LLC as sponsor of the VDK Plan. However, because the VDK Plan was for the benefit of VDK Covered Employees, expense recognized under the VDK Plan was pushed down to VDK as incentive plan expense and as additional paid-in capital from its parent. All expense recognized was recorded on VDK's books prior to its acquisition by the Company; no expense has been recorded on the Company's books. No additional incentive plan expense will be recorded under the VDK Plan.

VDK LLC (or the Company as described below) will distribute a fixed number of shares of Common Stock of the Company upon the dissolution of VDK LLC, based on the valuation of the VDK Management Units at the initial public offering price of the Company's Common Stock.

The VDK Plan provides for tax gross-up payments on certain distributions. Because the Company will receive the tax benefit of such distributions and related tax gross-up payments, and because the tax benefit is expected to exceed the amount of the tax gross-up payments, the Company will bear the liability for any such tax gross-up payments due. The estimated tax gross-up payment is $12.4 million and has been recorded as additional incentive plan expense and other liabilities. The tax benefit of the tax gross-up payment and related distributions of $19.6 million, which more than offsets the gross-up payments, has been recorded to income tax expense and as a deferred tax asset.

To facilitate payment of the tax gross-up obligation and recognition of related tax benefits, VDK adopted a new incentive plan (the "New VDK Plan" and together with the VDK Plan, the "VDK Plans"), which was assumed by the Company in connection with the Contribution. Under the New VDK Plan, the Company is obligated to distribute no later than July 1, 1999 1,801,769 shares of the Company's Common Stock to VDK Covered Employees who were granted certain types of VDK Management Units under the VDK Plan. The issuance of such shares (the "MC Shares") will not increase the number of outstanding shares of Common Stock because the Company's obligations to issue the MC Shares is contingent upon the Company's receiving from VDK LLC, as a contribution, a number of shares of the Company's Common Stock owned by VDK LLC equal to the number of MC Shares. The Company will have no obligation to issue MC Shares unless it receives a contribution of an equal number of shares from VDK LLC. VDK LLC is obligated to contribute such shares to the Company after the closing of the Equity Offerings. The Company's obligation to make the tax gross up payments referred to above is subject to the Company being allowed a deduction for federal income tax purposes with respect to the payment of the MC Shares and tax gross up payment.

Pursuant to the VDK Plan, Dartford, Thomas O. Ellinwood, and Anthony A. Bevilacqua are entitled to receive 2,255,334, 244,072, and 91,756 shares of Common Stock, respectively, under the VDK Plans no later than July 1, 1999. In addition, 27 employees and other persons are entitled to receive an aggregate of 979,067 shares pursuant to the VDK Plans no later than July 1, 1999.

Compensation Committee Report on Executive Compensation
-------------------------------------------------------

The Compensation Committee of the Board of Directors consists exclusively of non-employee directors and is responsible for setting and administering the policies that govern the compensation of executive officers of the Company. The Compensation Committee also administers the Company's 1998 Incentive Plan and the 1998 Employee Stock Purchase Plan.

Compensation Philosophy

The Company's compensation program for its executive officers is based on the following objectives:

  . Total compensation of the executive officers should be linked to the financial performance of the Company.

  . The compensation paid to the executive officers of the Company should compare favorably with executive compensation levels of other similarly-sized companies so that the Company can continue to attract and retain outstanding executives.

  . The compensation program should reward outstanding individual performance and contributions as well as experience.

Compensation Methodology

The Company's executive compensation program has three components: base salary, annual bonus and stock options.

The Compensation Committee reviews executive compensation in light of the Company's performance during the fiscal year and compensation data at companies that are considered comparable. In reviewing the Company's performance during 1998, the Compensation Committee considered a variety of factors: Pro forma net sales increased 8.3% to $947.0 million in 1998 from $874.2 million in 1997; pro forma operating income increased 12.7% to $116.8 million in 1998 from $103.5 million in 1997 excluding non-cash incentive plan expense; and adjusted pro forma EBITDA increased 12.4% to $173.5 million in 1998 from $154.4 million in 1997. During 1998, the Company also consummated the purchase of the Duncan Hines(R) brand in January, the merger with VDK in April and the initial public offering of its common stock in July. The Compensation Committee considered these strong operating results as a whole without assigning specific weights to particular factors. The Company, however, sets aggressive standards in determining executive compensation and, as such, annual bonuses earned were generally not the maximum allowable under the respective employment agreements.

Base Salary

The annual base salary is designed to compensate executives for their sustained performance and level of responsibility. The Compensation Committee approves all salary increases for executive officers, which is then subject to ratification by the Board of Directors. The salaries of all executive officers are established by employment agreements as previously discussed.

Annual Bonus

The annual bonus is given to promote the achievement of the Company's performance objectives. The specific performance objectives for each executive officer and the payments made relative thereto are governed by earnings criteria as established in the employment agreements. Such criteria are primarily measured by Company and/or divisional operating earnings and working capital targets established in the annual operating budget process. The annual bonus also takes into consideration any major acquisitions and the executive's performance in integrating such acquisition into the Company's operations.

Stock Options

Stock options are designed to provide long-term incentives and rewards tied to the price of the Company's Common Stock. The Compensation Committee believes that stock options, which provide value to participants only when the Company's shareholders benefit from stock price appreciation, are an important component of the Company's executive compensation program. The Compensation Committee has not established any target level of ownership of the Company's Common Stock by the Company's executives. Retention of shares of the Company's Common Stock,
however, is encouraged.   Stock options are awarded under the Company's 1998
Incentive Plan. Stock options granted to executive officers have exercise prices equal to the market price of the Company's Common Stock on the date of grant, vest over five years and have terms of ten years. The Compensation Subcommittee approves all stock option grants, which is then subject to ratification by the Board of Directors.

Concurrent with the Company's initial public offering, Messrs. Ellinwood and Ferraro were each granted options to purchase 175,000 shares of the Company's Common Stock. The grants were made to give Messrs. Ellinwood and Ferraro incentives tied to the long-term price of the Company's Common Stock. Messrs. Wilson, Ardrey and Chung and Ms. Cummings were not granted any stock options under the 1998 Incentive Plan due to their pre-existing ownership of the Company's Common Stock through Dartford (See "Security Ownership of Certain Beneficial Owners and Management").

Compensation of the Chief Executive Officer

Mr. Wilson became Chairman of the Board and Chief Executive Officer of the Company in June 1998. Mr. Wilson and the Company entered into an employment agreement dated July 1, 1998 as described in "Executive Compensation - Employment Agreements".

The Compensation Committee and the Board of Directors approved a total compensation package that was designed to be competitive with compensation provided to chief executive officers at companies of comparable size to the Company as well as provide a compensation level and structure necessary to obtain an executive with Mr. Wilson's experience and credentials.

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986 ("Section 162(m)"), as amended, limits the federal income tax deductibility of compensation paid to the executive officers named in the Summary Compensation Table on page 20. The Company generally may deduct compensation to such an officer only if the compensation does not exceed $1,000,000 during any fiscal year or is "performance-based" as defined in Section 162(m). The Compensation Committee intends to design the Company's compensation programs so that total compensation paid to any employee will not exceed $1,000,000 in any one year, except for compensation payments in excess of $1,000,000 which qualify as "performance-based." However, the Company may pay compensation that is not deductible in limited circumstances when prudent management of the Company so requires.

The Compensation Committee believes these executive compensation policies and programs effectively serve the interests of shareholders and the Company and are appropriately balanced to provide increased motivation for executives to contribute to the Company's future success.

THE COMPENSATION COMMITTEE

Charles Ayres
Richard C. Dresdale
Peter Lamm

Performance Graph
-----------------

The following graph compares the cumulative total return to stockholders of the Company's Common Stock from July 1, 1998 through December 31, 1998 to the cumulative total return of (1) the Russell 2000 Index and (2) the S&P Mid Cap Food Index over the same period (assuming the investment of $100 in the Company's Common Stock and in each of the other indexes and reinvestment of all dividends).


      COMPARISON OF CUMULATIVE TOTAL RETURN AMONG AURORA FOODS INC., THE
               RUSSEL 2000 INDEX AND THE S&P MID CAP FOOD INDEX


                             [GRAPH APPEARS HERE]

                  7/1/98    7/31/98    8/31/98     9/30/98     10/30/98    11/30/98     12/31/98
AOR                 100.0   83.3       69.6        65.5        83.3        93.2          94.3
Russell 2000        100.0   91.3       73.5        79.1        82.2        86.4          91.8
S&P Mid Cap Food    100.0   89.9       72.6        77.1        85.8        87.0          91.2

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, as of February 17, 1999 by (a) each person who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, (b) each director and executive officer of the Company, and (c) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them, except to the extent such power may be shared with a spouse.

                                                                           SHARE BENEFICIALLY OWNED (1)
                                                                   --------------------------------------
NAME AND ADDRESS OF OWNER                                                  NUMBER              PERCENT
                                                                   -----------------       --------------
VDK Foods LLC (2)                                                         22,949,265             34.2%
Fenway Partners Capital Fund, L.P. (3)                                    16,626,412             24.8%
McCown De Leeuw & Co. entities (4) (5)                                    16,384,371             24.4%
California Public Employees Retirement System (5)                          3,737,581              5.6%
Dartford Partnership L.L.C. (6)                                            7,275,685             10.9%
Tiger Oats Limited (7)                                                     4,237,394              6.3%
UBS Capital LLC (8)                                                        4,237,394              6.3%
OFFICERS AND DIRECTORS:
Ian R. Wilson (6)                                                          7,275,685             10.9%
James B. Ardrey (6)                                                        7,275,685             10.9%
Ray Chung (6)                                                              7,275,685             10.9%
M. Laurie Cummings (6)                                                     7,275,685             10.9%
Thomas O. Ellinwood (9)                                                      280,514                *
Thomas J. Ferraro (10)                                                       486,444                *
Clive A. Apsey (7)                                                         4,237,394              6.3%
Charles Ayres (4)                                                         16,384,371             24.4%
David E. De Leeuw (4)                                                     16,384,371             24.4%
Charles J. Delaney (8)                                                     4,237,394              6.3%
Richard C. Dresdale (3)                                                   16,626,412             24.8%
Andrea Geisser (3)                                                        16,626,412             24.8%
Peter Lamm (3)                                                            16,626,412             24.8%
Tyler T. Zachem (4)                                                       16,384,371             24.4%
All directors and executive officers of the Company as a
group (14 persons)                                                        49,528,214             73.9%

*   Less than 1%.

 (1) As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared power to dispose, or direct the disposition of, a security. The table above assumes that VDK LLC was dissolved on July 1, 1998 and 22,949,265 shares of Common Stock were distributed to the members of VDK LLC based on the $21.00 per share initial public offering price of the Common Stock. Of the 22,949,265 shares directly held by VDK LLC, 2,470,132 shares are distributable under the VDK Plans and the remaining shares are distributable by VDK LLC to its members upon its dissolution, which will occur no later than July 1, 1999. The number of shares of Common Stock distributable to the members of VDK LLC upon its dissolution will be based on the average closing sales price of the Common Stock for the actual number of trading days during the 60-day period immediately preceding the actual date of dissolution.

 (2) Immediately prior to the closing of the Equity Offerings, New LLC was the sole stockholder of the Company. New LLC has been dissolved and its shares of Common Stock were distributed to MBW LLC and VDK LLC, its sole members. MBW LLC was dissolved after the dissolution of New LLC and its shares of Common Stock were distributed to its members including MDC, Fenway Partners Capital Fund, L.P., Dartford, California Public Employees Retirement System ("CALPERS"), Sunapee Securities Inc. and Squam Lake Investors II, L.P., and certain divisional management. Each of these beneficial owners is party to the Securityholders Agreement dated April 8, 1998 (the "Securityholders Agreement"). The address of VDK LLC is 456 Montgomery Street, Suite 2200, San Francisco, CA 94104.

 (3) Includes 16,301,510, 194,619 and 130,283 shares of Common Stock owned directly or indirectly by the Fenway Partners Capital Fund, L.P. (the "Fenway Fund"), FPIP, LLC and FPIP Trust, LLC, respectively (assuming the dissolution VDK LLC). Does not include shares of Common Stock directly owned by VDK LLC resulting from the dissolution of New LLC in respect of which Fenway does not have an economic interest and as to which Fenway disclaims beneficial ownership. The Fenway Fund holds a majority of the voting interests of VDK LLC, and as such may be deemed to have the power to vote or dispose of the shares of Common Stock held directly by VDK LLC. FPIP, LLC and FPIP Trust, LLC are entities formed by the investment professionals of Fenway to make co-investments alongside the Fenway Fund. The managing member of each of FPIP, LLC, and FPIP Trust, LLC is Fenway. The general partner of the Fenway Fund is Fenway Partners, L.P., a Delaware limited partnership, whose general partner is Fenway Partners Management, Inc., a Delaware corporation. Peter Lamm, Richard Dresdale, and Andrea Geisser are directors and officers of each of Fenway Partners Management, Inc. and Fenway, and as such may be deemed to have or share the power to vote or dispose of the shares of Common Stock held by the Fenway Fund, FPIP, LLC and FPIP Trust, LLC. Each of Messrs. Lamm, Dresdale, and Geisser has no direct ownership of any shares of the Common Stock and disclaims beneficial ownership of any of such shares except to the extent of their direct or indirect partnership or membership interests in the Fenway Fund, FPIP, LLC and FPIP Trust, LLC. The address of Fenway is 152 West 57th Street, New York, New York 10019.

 (4) Includes 5,897,598 shares of Common Stock owned by McCown De Leeuw & Co. III, L.P., an investment partnership whose general partner is MDC III, 418,687 shares of Common Stock owned by McCown De Leeuw & Co. III (Europe), L.P., an investment partnership whose general partner is MDC III, 98,124 shares of Common Stock owned by McCown De Leeuw & Co. III
       (Asia), L.P., an investment partnership whose general partner is MDC Management Company IIIA, L.P. ("MDC IIIA"), 127,571 shares of Common Stock owned by Gamma Fund LLC, a California limited liability company, 5,885,400 shares of Common Stock owned by McCown De Leeuw & Co. IV, L.P., an investment partnership whose general partner is MDC Management Company IV, LLC ("MDC IV"), 95,308 shares of Common Stock owned by Delta Fund LLC, a California limited liability company and 124,102 shares of Common Stock owned by McCown De Leeuw & Co. IV Associates, L.P. In addition, includes 3,737,581 shares of Common Stock held by CALPERS for which McCown De Leeuw & Co. III, L.P. has an irrevocable proxy which provides the power to vote all of the securities held by CALPERS. The voting members of Gamma Fund LLC and Delta Fund LLC are George E. McCown, David
       E. De Leeuw, David E. King, Robert B. Hellman, Jr., Charles Ayres, and Steven A. Zuckerman, who are also the only general partners of MDC III and MDC IIIA and the only managing members of MDC IV. Voting and dispositive decisions regarding the securities are made by Mr. McCown and Mr. De Leeuw, as Managing General Partners of each of MDC III and MDC IIIA who together have more than the required two-thirds-in-interest vote of the Managing General Partners necessary to effect such decision on behalf of such entity and by a vote or consent of all of the managing members of MDC IV. Voting and dispositive decisions regarding securities owned by Delta Fund LLC and Gamma Fund LLC are made by a vote or consent of a majority in number of the voting members of Gamma Fund LLC and Delta Fund LLC. Messrs. McCown, De Leeuw, King, Hellman, Ayres and Zuckerman have no direct ownership of any securities and disclaim beneficial ownership of such shares except, in the case of Gamma Fund LLC and Delta Fund LLC, to the extent of their proportionate membership interests. The address of each of the above referenced entities is c/o McCown De Leeuw & Co., 3000 Sand Hill Road, Building 3, Suite 290, Menlo Park, CA 94025.

 (5) Under an irrevocable proxy, CALPERS has granted McCown De Leeuw & Co. III, L.P. the right to vote all of the shares of Common Stock it holds. The address of California Public Employees Retirement System is Lincoln Plaza, 400 P Street, Sacramento, CA 95814.

 (6)   Includes 1,249,031 shares, 796,268 shares, 776,942 shares, 510,800 shares and 519,292 shares held directly by Ian R. Wilson, James B. Ardrey, Ray Chung, M. Laurie Cummings and Cary S. Fitchey, respectively. Also includes 903,595 shares of Common Stock held directly by VDK LLC and indirectly by Dartford, and 2,255,334 shares of Common Stock to be distributed to Dartford under the VDK Plan no later than July 1, 1999. Assuming the dissolution of VDK LLC, also includes 130,017 shares of Common Stock held directly or indirectly by a trust for the benefit of certain family members of Ian R. Wilson, an aggregate of 101,526 shares of Common Stock held directly or indirectly by trusts for the benefit of certain family members of Ray Chung, and 32,880 shares of Common Stock held directly or indirectly by certain family members and trusts for the benefit of certain family members of James B. Ardrey. Pursuant to the Securityholders Agreement, such permitted transferees of Dartford are included for the purpose of determining the number of persons Dartford may designate to the Board of Directors of the Company. Mr. Ian R. Wilson is the managing partner, and Messrs. James B. Ardrey and Ray Chung and Ms. M. Laurie Cummings are partners, of Dartford and, as such, they may be deemed to have or share the power to vote or dispose of the Company's Common Stock beneficially owned by Dartford. Each of Messrs. Wilson, Ardrey, and Chung and Ms. Cummings disclaim beneficial ownership of any such shares of the Company's Common Stock except for those shares held directly by him or her, respectively, or otherwise in which they have a pecuniary interest. Does not include shares of Common Stock directly owned by VDK LLC resulting from the dissolution of New LLC in respect of which Dartford does not have an economic interest. Dartford is a member manager of VDK LLC, together with UBS, Gloriande (Luxembourg) SarL ("Gloriande"), and Fenway and as such, may be deemed to have the shared power to vote or dispose of such shares. Dartford disclaims beneficial ownership of any such shares. The address of Dartford is 456 Montgomery Street, Suite 2200, San Francisco, CA 94104.

 (7) Includes 3,773,085 shares held directly by VDK LLC. Tiger Oats' shares are held by Gloriande, a corporation organized under the laws of Luxembourg, which is the record owner of the Company's Common Stock. Gloriande is an indirect wholly-owned subsidiary of Tiger Oats. The shares of capital stock of Tiger Oats are traded publicly on the Johannesburg Stock Exchange. Mr. Clive A. Apsey is a director of Tiger Oats and as such may be deemed to have the power to vote or dispose of the Company's Common Stock held by Tiger Oats. Mr. Apsey disclaims beneficial ownership of any such shares. Does not include shares directly owned by VDK LLC resulting from the dissolution of New LLC in respect of which Tiger Oats does not have an economic interest. Gloriande is a member manager of VDK LLC, together with Dartford, UBS and Fenway and as such may be deemed to have or share the power to vote or dispose of the Company's

       Common Stock distributed to VDK LLC. Gloriande disclaims beneficial ownership of any such shares. The address of Tiger Oats Limited is 85 Bute Lane, Sandown, Sandton 2196, Republic of South Africa.

 (8) Includes 3,773,085 shares held directly by VDK LLC. UBS is a member manager of VDK LLC, together with Dartford, Gloriande, and Fenway and as such may be deemed to have or share the power to vote or dispose of the Company's Common Stock distributed to VDK LLC. UBS disclaims beneficial ownership of any such shares. UBS is a wholly-owned indirect subsidiary of Union Bank of Switzerland. Does not include shares directly owned by VDK LLC resulting from the dissolution of New LLC in respect of which UBS does not have an economic interest and UBS disclaims any beneficial ownership as to such shares. The shares of capital stock of Union Bank of Switzerland (now UBS AG) are publicly held. Mr. Charles J. Delaney, a director of the Company, is the president of UBS and disclaims beneficial ownership of the Company's Common Stock held by UBS. The address of UBS is 299 Park Avenue, 34th Floor, New York, NY 10171.

 (9) Includes 244,072 shares of Common Stock to be distributed to Mr. Ellinwood under the VDK Plan no later than July 1, 1999.

 (10) Includes 427,454 shares of Common Stock distributed to Mr. Ferraro under the Aurora Plan and trusts for the benefit of certain of his family members. Mr. Ferraro disclaims beneficial ownership as to the 128,236 of such shares which were transferred to trusts for the benefit of certain of his family members.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

As of February 17, 1999, Aurora Foods Inc. has maintained business relationships and engaged in certain transactions described below.

Pursuant to an agreement, dated September 19, 1995 and terminated on the closing of the Equity Offerings, Dartford, a beneficial owner of the Company, provided management oversight on financial and operational matters to the Company with respect to VDK. Dartford received $900,000, $1,800,000 and $631,000 for 1998, 1997 and 1996, respectively, under such agreement.

Pursuant to an agreement with the Company, dated December 31, 1996 and terminated on the closing of the Equity Offerings, Dartford, a beneficial owner of the Company, provided management oversight to the Company with respect to AurFoods. Dartford received $951,419 and $768,000 for 1998 and 1997, respectively, under such agreement.

Pursuant to an agreement, dated December 31, 1996 and terminated on the closing of the Equity Offerings, MDC III, an affiliate of MDC, a beneficial owner of the Company, advised the Company as to the structuring of the Company's bank financing and the capital structure of the Company, identification and financing of future acquisitions, and general management advice relating to the overall strategy and positioning of the Company. MDC III received $318,000 and $293,000 for 1998 and 1997, respectively, under such agreement.

From December 31, 1996 through January 16, 1998, the Company paid the following fees for services rendered in connection with the acquisitions of MBW, LC and
DH: $1,250,000 to Dartford, whose partners, Messrs. Wilson, Ardrey and Chung, and Ms. Cummings are executive officers and directors of the Company; $184,000 to Mr. Ferraro (President, Dry Grocery Division) and $75,000 to Mr. Willett (Executive Vice President, Dry Grocery Division); $5,700,000 to MDC III, whose general partners and principal include Messrs. Ayres, De Leeuw and Zachem (all directors of the Company); and $1,500,000 was paid to Fenway, whose partners include Messrs. Dresdale, Geisser and Lamm (all directors of the Company). Services provided in connection with such fees included the identification and analysis of the acquisition opportunity, the negotiation of the acquisition and the raising of financing for such acquisition. Fees of $1,500,000, $2,925,000, and $4,025,000, in the aggregate, were paid in connection with the acquisitions of MBW, LC and DH, respectively.

Also, from September 1995 through July 9, 1996, the Company paid the following fees for services rendered in connection with acquisitions and related financings of VDK's acquisitions: $1,950,000 to Dartford; $1,474,000 to Fenway; $294,000 to National Sun Industries Inc., an indirect wholly-owned subsidiary of Tiger Oats, whose director is Mr. Apsey (a director of the Company); and $294,000 to UBS, whose president is Mr. Delaney (a director of the Company). Services provided in connection with such fees included the identification and analysis of the acquisition opportunity, the negotiation of the acquisition and the raising of financing for such acquisition. Fees of $1,012,500, $950,000, and $2,050,000 in the aggregate were paid in connection with the acquisitions of Van de Kamp's(R) and Mrs. Paul's(R) frozen food business and the Quaker Oats frozen breakfast and pizza business, respectively.

Pursuant to an agreement with Windy Hill, dated as of September 5, 1995, the Company paid $198,000 in both 1996 and 1997 for computer support services. Prior to its merger with Doane Products Company in August 1998, Dartford (of which Mr. Wilson is the managing partner) and its partners owned 14.2% of Windy Hill and Mr. Wilson was the Chairman of the Board and Chief Executive Officer of Windy Hill.

Each of Fenway, MDC III, and Dartford earned $1,500,000, UBS earned $150,000, and each of Tiger Oats and CALPERS earned $75,000 in fees in connection with the Contribution.

The Company has entered into agreements pursuant to which it agreed to pay transaction fees to each of Fenway, MDC and Dartford of 0.333% of the acquisition price for future acquisitions by the Company. Acquisition price is the sum of (i) the cash purchase price actually received by the seller, (ii) the fair market value of any equity securities issued by the seller, (iii) the face value of any debt securities issued to the seller less any discounts, (iv) the amount of liabilities assumed by the Company plus (v) the fair market value of any other property or consideration paid in connection with the acquisition, with installment or deferred payments to be calculated using the present value thereof.

The Company has agreed to pay Dartford $800,000 per year as reimbursement of corporate headquarters expenses which include staff salaries, miscellaneous office expenses related to the administration of the Company's corporate headquarters, and rent for the space leased by Dartford and used by the Company as its corporate headquarters for a term ending the earlier of July 1, 2000 and the date that Mr. Wilson is no longer Chief Executive Officer of the Company.

The Company and the Stockholders have entered into the Securityholders Agreement which provides for certain rights, including registration rights of the Stockholders.

On December 31, 1996 and January 16, 1998, Mr. Thomas J. Ferraro, President, Dry Grocery Division, executed promissory notes in the amount of $60,000 and $131,000, respectively, in favor of the Company to evidence monies borrowed to assist in the capitalization of his limited liability company interests held in MBW LLC. The promissory notes mature December 31, 1999 and January 16, 2001. Interest is due and payable quarterly at the rate of 8% per annum and there are required annual principal payments. The aggregate balance outstanding on his promissory notes was $151,000 as of December 31, 1998 and was $40,000 as of December 27, 1997.

On September 19, 1995, Mr. Thomas O. Ellinwood, President, Frozen Food Division, executed a promissory note in the amount of $125,000 in favor of the Company to evidence monies borrowed to assist in the capitalization of his limited liability company interests held in VDK LLC. The promissory note matures March 31, 1999 with required annual payments. Interest is due and payable quarterly at the rate of 8.5% per annum. The balance outstanding on his promissory note as of December 31, 1998 and December 27, 1997 was $41,666.

Pursuant to the VDK Plans, Dartford, Thomas O. Ellinwood, and Anthony A. Bevilacqua are entitled to receive 2,255,334, 244,072, and 91,756 shares of Common Stock, respectively, no later than July 1, 1999. See "Executive Compensation - VDK Incentive Plan".

PART IV
-------

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a)  1.a.      Financial Statements of the Company

               Report of Independent Accountants                                39
               Balance Sheets as of December 31, 1998
                 and December 27, 1997                                          40
               Statements of Operations for the years ended
                 December 31, 1998 and December 27, 1997                        41
               Statements of Changes in Stockholders' Equity
                 as of December 31, 1998 and December 27, 1997                  42
               Statements of Cash Flows for the years ended
                 December 31, 1998 and December 27, 1997                        43
               Notes to Financial Statements                                    44 through 61

     b.        Financial Statements of the Predecessor

               Mrs. Butterworth's Business (A Component of CONOPCO, Inc.):

               Report of Independent Accountants                                62
               Statement of Operations for the year
                 ended December 31, 1996                                        63
               Notes to Financial Statements                                    64 through 66

     2.        Financial Statement Schedule

               Schedule IX - Valuation Reserves                                 67

     3.        Exhibits                                                         68

(a)  Exhibits

Exhibit
Number    Exhibit
------    -------

2.1 Asset Purchase Agreement, dated as of December 18, 1996, by and between MBW Foods Inc. (as successor-in-interest to MBW Acquisition Corp.) and Conopco, Inc., as amended. (Incorporated by reference to
          Exhibit 2.1 to Aurora Foods Inc.'s Form S-4 filed on August 21, 1997, File No. 333-24715 ("Aurora S-4")).

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

2.4 Merger Agreement, dated as of June 22, 1998, between the Aurora Foods Inc. and A Foods Inc. (Incorporated by reference to Exhibit 2.1 to the Aurora Foods Inc.'s Form S-1 filed on April 22, 1998, as amended, File No. 338-50681 (the "S-1")).

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

2.12 Asset Purchase and Sale Agreement, dated as of January 17, 1996, between Shellfish Acquisition Company, LLC ("Shellfish") and Campbell Soup Company ("Campbell"). (Incorporated by reference to the text of which and Exhibits to which are incorporated by reference to Exhibit
          2.1 to Van de Kamp's, Inc.'s Form 10-Q for the quarter ended March 30, 1996 and a list of the contents of the schedule of which is incorporated by reference to Exhibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated May 6, 1996).

2.13 Asset Purchase Agreement, dated as of January 17, 1996, between Van de Kamp's, Inc. and Shellfish. (Incorporated by reference to Exhibit 2.2 to the Van de Kamp's, Inc.'s Form 10-Q for the quarter ended March 20,
          1996).

2.14 Agreement and Amendment No. 1, dated September 19, 1995, to the Asset Purchase Agreement among Van de Kamp's, Inc., the Pillsbury Company and PET Incorporated. (Incorporated by reference to Exhibit 2.2 to Van de Kamp's, Inc.'s Form S-4 filed on October 4, 1995 (the "Van de Kamp's S-4")).

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

10.8 Flavor Supply Agreement, dated as of December 31, 1996, by and between Aurora Foods Inc. and Quest International Flavors & Food Ingredients Company. (Incorporated by reference to Exhibit 10.8 to the Aurora S-
          4).

10.9 License Agreement, dated as of February 21, 1979, between General Host Corporation and VDK Acquisition Corporation. (Incorporated by reference to Exhibit 10.27 to the Van de Kamp's S-4).

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

10.26 Employment Agreement between Ian R. Wilson and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.7 to the S-1).

10.27 Employment Agreement between James B. Ardrey and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.8 to the S-1).

10.28 Employment Agreement between Ray Chung and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.9 to the S-1).

10.29 Employment Agreement between M. Laurie Cummings and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.10 to the S-1).

10.30 Amendment No. 1 to Ellinwood Amended and Restated Employment Agreement, dated as of January 1, 1998, between Thomas O. Ellinwood and Van de Kamp's, Inc. (Incorporated by reference to Exhibit 10.15 to the S-1).

10.31 Amended and Restated Employment Agreement, dated as of March 11, 1997, by and between Thomas O. Ellinwood and Van de Kamp's, Inc. (Incorporated by reference to Exhibit 10.16 to the S-1).

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

10.48     1998 Employee Stock Purchase Plan.

10.49 Production Agreement, dated as of June 4, 1998, by and between Aurora Foods Inc. and Gilster-Mary Lee Corporation. (Incorporated by reference to Exhibit 10.48 to the S-1).

10.50     1998 Incentive Plan.

12.1      Ratio of Earnings to Fixed Charges

23.1      Consent of PricewaterhouseCoopers LLP

23.2      Consent of PricewaterhouseCoopers LLP

27.1      Financial Data Schedule.

(b)  Reports on Form 8-K

None.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURORA FOODS INC.
By:   /s/ Ian R. Wilson
      -----------------
          Ian R. Wilson      Chief Executive Officer

Date:  March 12, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 1999.

/s/   Ian R. Wilson
      -------------
      Ian R. Wilson          Chairman of the Board of Directors and
                             Chief Executive Officer (Principal Executive
                             Officer)

/s/   James B. Ardrey
      ---------------
      James B. Ardrey        Vice Chairman and Director

/s/   Ray Chung
      ---------
      Ray Chung              Executive Vice President

/s/   M. Laurie Cummings
      ------------------
      M. Laurie Cummings     Chief Financial Officer and Secretary
                             (Principal Finance and Accounting Officer)

/s/   Clive A. Apsey
      --------------
      Clive A. Apsey         Director

/s/   Charles Ayres
      -------------
      Charles Ayres          Director

/s/   Charles J. Delaney
      ------------------
      Charles J. Delaney     Director

/s/   David E. De Leeuw
      -----------------
      David E. De Leeuw      Director

/s/   Richard C. Dresdale
      -------------------
      Richard C. Dresdale    Director

/s/   Andrea Geisser
      --------------
      Andrea Geisser         Director

/s/   Peter Lamm
      ----------
      Peter Lamm             Director

/s/   Tyler T. Zachem
      ---------------
      Tyler T. Zachem        Director

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Stockholders of Aurora Foods Inc.

In our opinion, the financial statements listed in the index appearing under
Item 14 (a) 1.a. and Item 14 (a) 2. on page 32 present fairly, in all material respects, the financial position of Aurora Foods Inc. (the "Company") at December 31, 1998 and December 27, 1997, and the results of its operations and its cash flows for the years ended December 31, 1998 and December 27, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Francisco, California
February 5, 1999

                               AURORA FOODS INC.
                                 BALANCE SHEETS
                (dollars in thousands except per share amounts)

                                                                         December 31,          December 27,
                                                                             1998                  1997
                                                                         ------------          ------------
ASSETS
Current assets:
     Cash and cash equivalents                                          $      354                   $  4,717
     Accounts receivable, net of $670 and $140 allowance,
      respectively                                                          86,539                     13,836
     Inventories (Note 4)                                                   76,674                      6,902
     Prepaid expenses and other assets                                       6,517                      1,955
     Asset held for sale                                                     3,000                          -
     Current deferred tax assets (Note 10)                                   8,251                      2,966
                                                                        ----------                   --------
          Total current assets                                             181,335                     30,376

Property, plant and equipment, net (Note 5)                                153,167                     14,075
Goodwill and other intangible assets, net (Note 6)                       1,072,760                    315,241
Other assets                                                                26,620                     13,047
                                                                        ----------                   --------
          Total assets                                                  $1,433,882                   $372,739
                                                                        ==========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of senior secured term debt (Note 8)               $   20,000                   $  4,375
     Senior secured revolving debt facility (Note 8)                        85,850                          -
     Accounts payable                                                       59,078                      6,443
     Accrued liabilities (Note 7)                                           49,836                     17,409
                                                                        ----------                   --------
          Total current liabilities                                        214,764                     28,227

Non-current deferred tax liabilities (Note 10)                                 649                      3,745
Other liabilities                                                           12,372                          -
Senior secured revolving debt facility (Note 8)                                  -                     37,500
Senior secured term debt (Note 8)                                          200,000                     35,625
Senior subordinated notes (Note 8)                                         402,242                    202,419
                                                                        ----------                   --------
          Total liabilities                                                830,027                    307,516
                                                                        ----------                   --------

Stockholders' equity:
     Preferred stock, $0.01 par value; 25,000,000 shares
      authorized; no shares issued or outstanding                                -                          -

     Common stock, $0.01 par value; 250,000,000 and
      87,159,000 shares
        authorized, respectively; 67,016,173 and 29,053,000
         shares issued and outstanding, respectively                           670                        291

     Paid-in capital                                                       647,889                     63,912
     Promissory notes (Note 13)                                               (562)                      (215)
     (Accumulated deficit) retained earnings                               (44,142)                     1,235
                                                                        ----------                   --------
          Total stockholders' equity                                       603,855                     65,223
                                                                        ----------                   --------

Commitments and contingent liabilities (Note 15)

          Total liabilities and stockholders' equity                    $1,433,882                   $372,739
                                                                        ==========                   ========

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                           STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)

                                                                                 Years Ended
                                                                    ------------------------------------
                                                                    December 31,             December 27,
                                                                       1998                     1997
                                                                    ------------             ------------
Net sales                                                           $ 789,193                $  143,020
Cost of goods sold                                                    317,547                    45,729
                                                                    ------------             ------------
     Gross profit                                                     471,646                    97,291
                                                                    ------------             ------------
Brokerage, distribution and marketing expenses:
     Brokerage and distribution                                        74,703                    17,096
     Trade promotions                                                 173,467                    26,075
     Consumer marketing                                                56,683                    15,142
                                                                    ------------             ------------
Total brokerage, distribution and marketing expenses                  304,853                    58,313

Amortization of goodwill and other intangibles                         30,048                     5,938
Selling, general and administrative expenses                           25,043                     5,229
Incentive plan expense (Note 14)                                       56,583                     2,300
Transition expenses (Note 9)                                           10,357                     2,113
                                                                    ------------             ------------
Total operating expenses                                              426,884                    73,893
                                                                    ------------             ------------
     Operating income                                                  44,762                    23,398

Interest expense, net                                                  64,487                    18,242
Amortization of deferred financing expense                              1,872                     3,059
Other bank and financing expenses                                         263                        83
                                                                    ------------             ------------
     (Loss) income before income taxes and extraordinary item         (21,860)                    2,014

Income tax expense (Note 10)                                           14,306                       779
                                                                    ------------             ------------
     Net (loss) income before extraordinary item                      (36,166)                    1,235

Extraordinary loss on early extinguishment of debt,
   net of tax of $5,632                                                 9,211                         -
                                                                    ------------             ------------
     Net (loss) income                                              $ (45,377)               $    1,235
                                                                    ============             ============
Basic and diluted (loss) earnings per share before
   extraordinary item                                               $   (0.68)               $     0.04
Extraordinary item per share                                             0.17                         -
                                                                    ------------             ------------
Basic and diluted (loss) earnings per share                         $   (0.85)               $     0.04
                                                                    ============             ============
Weighted average number of shares outstanding                          53,541                    29,053
                                                                    ============             ============

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)

                                                                                                       Retained
                                              Common                Additional                         Earnings
                                              Stock                  Paid-in        Promissory       (Accumulated
                                   ------------------------------
                                       Shares           Amount        Capital          Notes            Deficit)       Total
                                   -------------    -------------  --------------   -------------    -------------   -----------
Balance at December 31, 1996              29,053    $         291  $       32,979   $        (110)   $           -   $    33,160
Capital contribution                           -                -          28,633            (125)               -        28,508
Payments on officer promissory
     notes (Note 13)                           -                -               -              20                -            20
Incentive plan expense (Note 14)               -                -           2,300               -                -         2,300
Net income                                     -                -               -               -            1,235         1,235
                                   -------------    -------------  --------------   -------------    -------------   -----------
Balance at December 27, 1997              29,053              291          63,912            (215)           1,235        65,223

Capital contribution (Note 1)                  -                -          94,263            (473)               -        93,790
Shares issued for acquisition
     of business (Note 2)                 25,038              250         183,219               -                -       183,469
Shares issued (Note 1)                    12,909              129         254,702               -                -       254,831
Equity offering costs                          -                -          (5,062)              -                -        (5,062)
Employee stock
     purchases (Note 16)                      16                -             272               -                -           272
Payments on officer promissory
     notes (Note 13)                           -                -               -             126                -           126
Incentive plan expense (Note 14)               -                -          56,583               -                -        56,583
Net loss                                       -                -               -               -          (45,377)      (45,377)
                                   -------------    -------------  --------------   -------------    -------------   -----------

Balance at December 31, 1998              67,016    $         670  $      647,889   $        (562)   $     (44,142)  $   603,855
                                   =============    =============  ==============   =============    =============   ===========


                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                               Years Ended
                                                                                ----------------------------------------
                                                                                  December 31,             December 27,
                                                                                      1998                     1997
                                                                                ---------------           --------------
Cash flows from operating activities:
     Net (loss) income                                                          $     (45,377)             $     1,235
     Early extinguishment of debt, net of tax of $5,632                                 9,211                        -
     Adjustments to reconcile net (loss) income to cash provided by operating activities:
         Depreciation and amortization                                                 41,343                   10,057
         Deferred income taxes                                                         14,306                      779
         Incentive plan expense (Note 14)                                              56,583                    2,300
         Change in assets and liabilities, net of effects of
          businesses acquired:
             Increase in accounts receivable                                          (34,318)                 (13,356)
             (Increase) decrease in inventories                                       (36,575)                   2,975
             Increase in prepaid expenses and other current assets                     (3,400)                  (1,946)
             Increase in accounts payable                                              43,284                    6,443
             Increase in accrued liabilities                                            5,132                   14,624
                                                                                ---------------            -------------
Net cash provided by operating activities                                              50,189                   23,111
                                                                                ---------------            -------------

Cash flows from investing activities:
     Additions to property, plant and equipment                                       (39,799)                  (2,411)
     Changes to other non-current assets and liabilities                               (4,164)                    (925)
     Proceeds from sale of assets                                                      28,012                        -
     Payment for acquisition of businesses (Note 3)                                  (462,784)                (225,930)
                                                                                ---------------            -------------
Net cash used in investing activities                                                (478,735)                (229,266)
                                                                                ---------------            -------------

Cash flows from financing activities:
     Proceeds from senior secured revolving and term debt (Note 8)                    864,350                   90,000
     Proceeds from senior subordinated notes (Note 8)                                 200,000                  202,500
     Repayment of borrowings                                                         (947,259)                (107,500)
     Payment of redemption premium (Note 1)                                           (14,500)                       -
     Proceeds from initial public offering                                            254,831                        -
     Capital contributions, net of officer promissory notes                            94,188                   28,500
     Debt issuance and equity offering costs                                          (27,427)                 (11,294)
                                                                                ---------------            -------------
Net cash provided by financing activities                                             424,183                  202,206
                                                                                ---------------            -------------

Decrease in cash and cash equivalents                                                  (4,363)                  (3,949)
Cash and cash equivalents, beginning of period                                          4,717                    8,666
                                                                                ---------------            -------------
Cash and cash equivalents, end of period                                        $         354              $     4,717
                                                                                ===============            =============
Supplemental Cash Flow Disclosure:
        Cash paid for interest                                                  $      60,195              $    10,091
        Cash paid for income taxes                                              $         337              $       195
        y

                See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY
--------------------

OPERATIONS

Aurora Foods Inc. (the "Company") produces and markets branded food products that are sold across the United States. The Company groups its brands into two general divisions: dry grocery division and frozen food division. The dry grocery division includes Duncan Hines(R) baking mix products and Mrs. Butterworth's(R) and Log Cabin(R) syrup products. The frozen food division includes Van de Kamp's(R) and Mrs. Paul's(R) frozen seafood, Aunt Jemima(R) frozen breakfast and Celeste(R) frozen pizza products. The dry grocery division's products are manufactured under long-term co-packing agreements with third parties and under a temporary co-packing agreement with The Procter & Gamble Company ("P&G"). The Company's manufacturing equipment has been or will be installed at certain production facilities of contract manufacturer partners. The frozen food division's products are manufactured out of production facilities that are owned and operated by the Company in Erie, Pennsylvania, Jackson, Tennessee and Yuba City, California.

ORGANIZATION

The Company was incorporated in Delaware on June 19, 1998, as the successor to Aurora Foods Holdings Inc. ("Holdings") and its subsidiary, AurFoods Operating Co., Inc. (formerly known as Aurora Foods Inc.) ("AurFoods"), both of which were incorporated in Delaware in December 1996. AurFoods was wholly-owned by Holdings, which in turn was wholly-owned by MBW Investors LLC ("MBW LLC"). AurFoods was formed for the purpose of acquiring the Mrs. Butterworth's(R) syrup business ("MBW") from Conopco, Inc., a subsidiary of Unilever United States, Inc. ("Conopco"). AurFoods subsequently acquired the Log Cabin(R) syrup business ("LC") from Kraft Foods, Inc. ("Kraft") in July 1997 and the Duncan Hines(R) baking mix business ("DH") from P&G in January 1998.

Van de Kamp's, Inc. ("VDK") was a wholly-owned subsidiary of VDK Holdings, Inc., a Delaware corporation ("VDK Holdings") which was incorporated in Delaware in July 1995 for the purpose of acquiring the Van de Kamp's(R) frozen seafood and frozen dessert businesses from The Pillsbury Company in September 1995. VDK then acquired the Mrs. Paul's(R) frozen seafood business from the Campbell Soup Company in May 1996 and the Aunt Jemima(R) frozen breakfast and Celeste(R) frozen pizza businesses from The Quaker Oats Company in July 1996. VDK Holdings was wholly-owned by VDK Foods LLC ("VDK LLC").

On April 8, 1998, MBW LLC and VDK LLC formed Aurora/VDK LLC ("New LLC"). MBW LLC contributed all of the capital stock of Holdings and VDK LLC contributed all of the capital stock of VDK Holdings to New LLC (the "Contribution"). In return for these contributions, MBW LLC was issued 55.5% of the interests in New LLC plus a right to receive a special $8.5 million priority distribution from New LLC, and VDK LLC was issued 44.5% of the interests in New LLC plus a right to receive a special $42.4 million priority distribution from New LLC. The amount and source of consideration used by MBW LLC and VDK LLC for their acquisition of interests in New LLC was their equity in Holdings and VDK Holdings, respectively. New LLC accounted for the contribution of the ownership of Holdings at MBW LLC's historical cost and the contribution of the ownership of VDK Holdings was accounted for as an acquisition using the purchase method of accounting at New LLC's cost. After giving effect to the Contribution, New LLC directly held 100% of Holdings' capital stock and Holdings continued to hold directly 100% of AurFoods capital stock and New LLC directly held 100% of VDK Holdings' capital stock and VDK Holdings continued to hold directly 100% of VDK's capital stock. On June 25, 1998, New LLC contributed to the Company all the issued and outstanding stock of Holdings and VDK Holdings. Therefore, the Company's financial statements, as it is the successor to Holdings, includes the historical financial information of Holdings from its inception. New LLC was then dissolved in connection with the IPO (defined below).

On July 1, 1998, Holdings, AurFoods, VDK Holdings and VDK merged with and into the Company and the initial public offering of 12,909,372 shares of Common Stock of the Company and 1,590,628 shares of the Company's common stock sold by New LLC was consummated at an initial public offering price of $21.00 per share (the "IPO" or "Equity Offering"). The proceeds received by New LLC were used to satisfy the $8.5 million priority distribution to MBW LLC and, in combination with common stock, also satisfied the $42.4 million priority distribution to VDK LLC. Also, concurrently with the IPO, the Company issued $200.0 million aggregate principal amount of 8.75% senior subordinated notes due 2008 (the "Notes Offering" or "New Notes") and borrowed $225.0 million of senior secured term debt and $99.0 million out of the total available of $175.0 million of senior secured revolving debt under the Third Amended and Restated Credit Agreement, dated as of July 1, 1998, among the

Company, as borrower, the lenders listed therein, The Chase Manhattan Bank, as Administrative Agent, The National Westminster Bank PLC, as Syndication Agent and Swiss Bank Corporation, as Documentation Agent (the "New Senior Bank Facilities").

The Company used the net proceeds from the IPO, the Notes Offering and the New Senior Bank Facilities to (i) repay $180.8 million of senior secured bank debt under the Second Amended and Restated Credit and Guarantee Agreement, dated as of July 9, 1996, among VDK Holdings, VDK, the banks and other financial institutions parties thereto and The Chase Manhattan Bank, as agent, as amended (the "VDK Senior Bank Facilities"), (ii) repay $467.0 million under the Aurora Senior Bank Facilities (as defined in Note 3), (iii) redeem the 12% Senior Subordinated Notes due 2005 issued under an Indenture dated as of September 15, 1995, between VDK and Harris Trust and Savings Bank, as Trustee (the "VDK Notes") (redemption completed on July 31, 1998) in the principal amount of $100.0 million and (iv) pay the $14.5 million redemption premium associated with the VDK Notes (in whole or in part, the "Refinancings"). As a result of the early extinguishment of the Aurora Senior Bank Facilities, the Company recorded in the year ended December 31, 1998 an extraordinary charge of $7.3 million, net of income tax of $4.4 million, for the write off of deferred financing charges.

As a consequence of the IPO, no additional incentive plan expense will be recorded under the Aurora Plan (See Note 14 - Incentive Plan Expense). MBW LLC satisfied its liability under the Aurora Plan by distributing shares of the Company's common stock in connection with the liquidation of MBW LLC.

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

FISCAL YEAR

The Company's fiscal year ends on December 31. The Company's prior fiscal year ended on the last Saturday of December. Accordingly, the results of operations and cash flows reflect activity for the period from December 28, 1997 through December 31, 1998 and from December 31, 1996 (commencement of operations) through December 27, 1997. The Company has presented balance sheets as of December 31, 1998 and December 27, 1997. Certain prior year amounts have been reclassified to conform with the current year's presentation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in first-out (FIFO) method. Inventories include the cost of the Company's or the contract manufacturers' raw materials, packaging, labor and manufacturing overhead.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets ranging from three to thirty years. Costs which improve an asset or extend its useful life are capitalized, while repairs and maintenance costs are expensed as incurred.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets include goodwill, trademarks and various identifiable intangible assets purchased by the Company. Goodwill is being amortized over forty years using the straight-line method. Other intangible assets are being amortized using the straight-line method over periods ranging from five to forty years.

Amortization of goodwill and other intangible assets charged against income for the years ended December 31, 1998 and December 27, 1997 was $30.0 million and $5.9 million, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

Upon commencement of operations, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of impairment is based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the assets. If the undiscounted future cash flows of an asset are less than the carrying value, a write-down would be recorded, measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. Management believes that there has been no impairment at December 31, 1998.

OTHER ASSETS

Other assets consist of deferred loan acquisition costs, systems software, packaging design and plates, and other miscellaneous assets. Deferred loan acquisition costs are being amortized using the interest method over the terms of the respective debt. Aggregate amortization of deferred loan acquisition costs and other assets charged against income for the years ended December 31, 1998 and December 27, 1997 was $1.9 million and $3.1 million, respectively.

DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

For purposes of financial reporting, the Company has determined that the fair value of financial instruments, other than the senior subordinated notes, approximates book value at December 31, 1998. The fair market value of the New Notes and the Notes (as defined in Note 8 Long Term Debt) at December 31, 1998, based on market prices, was $186.4 million and $200.0 million, respectively.

CONCENTRATION OF CREDIT RISK

The Company sells its products to supermarkets, foodservice operators and other retail channels. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and had no significant concentration of credit risk at December 31, 1998.

INCOME TAXES

The Company records income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This method of accounting for income taxes uses an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

ADVERTISING

Costs related to advertising the Company's products are expensed in the period incurred or expensed ratably over the year in relation to revenues. Advertising expense for the years ended December 31, 1998 and December 27, 1997 was $15.6 million and $4.1 million, respectively.

STOCK BASED COMPENSATION

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation", allows companies to measure compensation cost in connection with employee stock compensation plans either using a fair value-based method or to continue to use the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and its related interpretations, which generally does not result in compensation cost. The Company measures compensation cost in accordance with APB 25. The Company's stock-based compensation plans are discussed in Note 16.

NOTE 3 - BUSINESS ACQUISITIONS
------------------------------

MRS. BUTTERWORTH'S

At the close of business on December 31, 1996, the Company acquired substantially all the assets of MBW from Conopco. The Company manufactures the products under co-packing agreements with third parties.

The Company acquired the inventories, manufacturing equipment and intangible assets of MBW for a purchase price of $114.1 million. The acquisition was accounted for by using the purchase method of accounting. The acquisition was financed by (i) a net capital contribution from Holdings of approximately $33.2 million, (ii) term loans of $15.0 million and revolving loans of $30.0 million borrowed under a $60.0 million senior secured debt facility and (iii) loans of $50.0 million borrowed under a senior subordinated debt facility. On February 10, 1997, the senior subordinated debt facility of $50.0 million and the senior secured facilities of $15.0 million of term debt and $30.0 million of revolving debt were repaid with proceeds from a $100.0 million senior subordinated note offering.

The cost to acquire MBW has been allocated to tangible and intangible assets acquired as follows (in thousands):

          Cash paid to acquire assets                       $  114,132
          Other acquisition costs                                3,663
                                                            ----------
                                                               117,795
          Costs assigned to tangible assets                     (6,138)
                                                            ----------

          Cost attributable to intangible assets            $  111,657
                                                            ==========

LOG CABIN

On July 1, 1997, the Company acquired substantially all the assets of LC from Kraft. The Company manufactures the products under co-packing agreements with third parties.

The Company acquired the inventories, certain manufacturing equipment and intangible assets of LC for a purchase price of $222.0 million. The acquisition was accounted for by using the purchase method of accounting. The acquisition was financed by (i) a capital contribution from Holdings of approximately $28.6 million, (ii) term loans of $40.0 million and revolving loans of $47.0 million borrowed under a senior secured debt facility, and (iii) proceeds of $102.5 million received in a senior subordinated note offering.

The cost to acquire LC has been allocated to tangible and intangible assets acquired, as follows (in thousands):

          Cash paid to acquire assets                       $  221,995
          Other acquisition costs                                4,169
                                                            ----------
                                                               226,164
          Costs assigned to tangible assets                    (15,266)
                                                            ----------

          Cost attributable to intangible assets            $  210,898
                                                            ==========

DUNCAN HINES

On January 16, 1998, the Company acquired all the assets of DH from P&G for a purchase price of $445.0 million. The assets acquired by the Company include
(i) the Duncan Hines(R) brand and associated trademarks, (ii) substantially all of the equipment used for the manufacture of Duncan Hines(R) products currently located in P&G's Jackson, Tennessee facility, (iii) proprietary formulations for Duncan Hines(R) products, (iv) other product specifications and customer lists and (v) rights under certain contracts, licenses, purchase orders and other arrangements and permits. The Company uses the acquired assets in its operations of DH. The acquisition was accounted for by using the purchase method of accounting. The allocation of purchase price has not been finalized; however, any changes are not expected to be material.

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

The cost to acquire DH has been allocated to tangible and intangible assets acquired as follows (in thousands):

          Cash paid to acquire assets                       $  445,000
          Other acquisition costs                                9,343
                                                            ----------
                                                               454,343
          Cost assigned to tangible assets                     (40,672)
                                                            ----------

          Cost attributable to intangible assets            $  413,671
                                                            ==========

VDK HOLDINGS, INC.

On April 8, 1998, the Company completed a stock purchase of VDK Holdings (See
Note 1 - The Company). The Company acquired all the capital stock of VDK Holdings in exchange for $183.5 million of the Company's equity. The acquisition was accounted for using the purchase method of accounting. The allocation of purchase price has not been finalized; however, any changes are not expected to be material.

The cost to acquire VDK Holdings has been allocated to tangible and intangible assets acquired as follows (in thousands):

          Value of stock used to acquire VDK Holdings       $  183,469
          Liabilities assumed                                  381,212
          Other acquisition costs                                8,431
                                                            ----------
                                                               573,112
          Cost assigned to tangible assets                    (201,545)
                                                            ----------

          Cost attributable to intangible assets            $  371,567
                                                            ==========

Had the VDK Holdings and DH acquisitions taken place January 1, 1998 and had the VDK Holdings, DH and LC acquisitions taken place January 1, 1997, the unaudited pro forma results of operations for the years ended December 31, 1998 and December 27, 1997, respectively, would have been as follows (in thousands):

                                                       Years Ended
                                               ---------------------------
                                               December 31,   December 27,
                                                   1998           1997
                                               ------------   ------------
          Net sales                            $    946,984   $    874,230
                                               ============   ============

          Gross profit                         $    569,215   $    501,129
                                               ============   ============
          Operating (loss) income              $     (4,533)  $    101,182
                                               ============   ============

NOTE 4 - INVENTORIES
--------------------

Inventories consist of the following (in thousands):

                                                  December 31,   December 27,
                                                      1998           1997
                                                  ------------   ------------
          Raw materials                            $    17,982   $        270
          Work in process                                  271              -
          Finished goods                                54,640          6,632
          Packaging and other supplies                   3,781              -
                                                   -----------   ------------
                                                   $    76,674   $      6,902
                                                   ===========   ============

At December 31, 1998, the Company had commitments to buy raw materials of $23.8 million. No commitments existed at December 27, 1997.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment consist of the following (in thousands):

                                                   December 31,   December 27,
                                                       1998           1997
                                                   ------------   ------------
          Land                                     $      2,300   $          -
          Machinery and equipment                       106,577         14,357
          Buildings and improvements                     14,339              -
          Furniture and fixtures                          2,163            416
          Computer equipment                              2,065            313
          Construction in progress                       36,421              -
                                                   ------------   ------------
                                                        163,865         15,086
             Less accumulated depreciation              (10,698)        (1,011)
                                                   ------------   ------------
                                                   $    153,167   $     14,075
                                                   ============   ============

At December 31, 1998, the Company had commitments for facility construction and related machinery and equipment purchases aggregating approximately $4.9 million. No commitments existed at December 27, 1997.

NOTE 6  GOODWILL AND OTHER INTANGIBLE ASSETS
--------------------------------------------

Goodwill and other intangible assets consist of the following (in thousands):

                                                   December 31,   December 27,
                                                       1998           1997
                                                   ------------   ------------
          Goodwill                                 $    639,741   $    216,485
          Trademarks                                    342,162         99,600
          Other intangibles                             125,823          5,040
                                                   ------------   ------------
                                                      1,107,726        321,125
             Less accumulated amortization              (34,966)        (5,884)
                                                   ------------   ------------
                                                   $  1,072,760   $    315,241
                                                   ============   ============

NOTE 7- ACCRUED LIABILITIES
---------------------------

Accrued liabilities consist of the following (in thousands):

                                                          December 31,   December 27,
                                                              1998           1997
                                                          ------------   ------------
          Accrued interest                                $     16,332   $      8,383
          Accrued marketing expenses                             8,869          5,092
          Accrued brokerage and distribution expenses            7,986          1,529
          Accrued acquisition costs                              6,059            895
          Other                                                 10,590          1,510
                                                          ------------   ------------
                                                          $     49,836   $     17,409
                                                          ============   ============

NOTE 8 -- LONG TERM DEBT

Long term debt consists of the following (dollars in thousands):

                                                                               December 31,         December 27,
                                                                                   1998                 1997
                                                                               ------------         ------------
      SENIOR SECURED DEBT
      Senior secured term debt; interest rate of 6.8% at December
      31, 1998; principal due in quarterly installments through
      June 30, 2005; floating interest rate at the prime rate plus
      0.50% or, alternatively, the one, two, three or six month
      Eurodollar rate plus 1.50% payable quarterly or at the
      termination of the Eurodollar contract interest period                   $   220,000          $        -

      Senior secured revolving debt; weighted average interest
      rate of 7.0% at December 31, 1998; principal due June 30,
      2005; floating interest rate at the prime rate plus 0.50%
      or, alternatively, the one, two, three, or six month
      Eurodollar rate plus 1.50% payable quarterly or at the
      termination of the Eurodollar contract interest period                        85,850                   -

      Senior secured term debt; weighted average interest rate of
      8.0% at December 27, 1997; principal due in quarterly
      installments through December 31, 2003; floating interest
      rate at the prime rate plus 1.25% or, alternatively, the
      one, two, three or six month Eurodollar rate plus 2.25%
      payable quarterly or at the termination of the Eurodollar
      contract interest period                                                           -              40,000

      Senior secured revolving debt facility; interest rate of
      8.0% at December 27, 1997; principal due December 31, 2003;
      floating interest rate at prime plus 1.25% or,
      alternatively, the one, two, three, or six month Eurodollar rate plus 2.25% payable quarterly or at the termination of
      the Eurodollar contract period                                                     -              37,500

      SENIOR SUBORDINATED NOTES
      Senior subordinated notes issued July 1, 1998 at par value of $200,000; coupon interest rate of 8.75% with interest
      payable each January 1 and July 1; matures July 1, 2008                      200,000                   -

      Senior subordinated notes issued July 1, 1997 at par
      value of $100,000 plus premium of $2,500; net of
      unamortized premium of $2,242 and $2,419 at December 31,
      1998 and December 27, 1997, respectively; coupon interest
      rate of 9.875% with interest payable each August 15 and
      February 15; matures on February 15, 2007                                    100,000             100,000

      Senior subordinated notes issued February 10, 1997 at
      par value of $100,000; coupon interest rate of 9.875%
      with interest payable each August 15 and February 15;
      matures on February 15, 2007                                                 100,000             100,000
                                                                               -----------          ----------
                                                                                   705,850             277,500

      Add:   unamortized premium on senior subordinated notes                        2,242               2,419
      Less:  current portion of senior secured term debt and
             senior secured revolving debt facility                               (105,850)             (4,375)
                                                                               -----------          ----------

      Long term debt                                                           $   602,242          $  275,544
                                                                               ===========          ==========

Annual principal payments for the next five years and thereafter consist of the following (in thousands):

                    1999                               $ 20,000
                    2000                                 25,000
                    2001                                 30,000
                    2002                                 35,000
                    2003                                 40,000
                    Thereafter                          555,850
                                                       --------
                           Total                       $705,850
                                                       ========

SENIOR SECURED DEBT

On December 31, 1996, the Company entered into a Credit Agreement (the "Agreement") with several banks for $15.0 million of senior secured term debt and a $45.0 million senior secured revolving debt facility.

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

The Company amended the Agreement, dated as of January 16, 1998, to provide for borrowings of $450.0 million of senior secured term debt and $75.0 million senior secured revolving debt facility. Together with capital contributed from Holdings, the Company consummated the DH acquisition, paid fees and expenses and provided for the working capital requirements related to the acquisition.

The Company amended the Agreement, dated as of July 1, 1998, to provide for borrowings of $225.0 million of senior secured term debt and a $175.0 million
senior secured revolving debt facility.   Together with a $200.0 million senior
subordinated note offering, the Company completed the repayment of debt in connection with the Refinancings.

The $175.0 million senior secured revolving debt facility is subject to limitations based on letters of credit. At December 31, 1998, the Company had unused borrowing availability of $89.2 million. The Agreement requires a commitment fee of 0.375% per annum payable quarterly on the unused portions of the revolving debt facility.

The Agreement includes restrictive covenants, which limit additional borrowing, cash dividends, and capital expenditures while also requiring the Company to maintain certain financial ratios. The Company was in compliance with these covenants at December 31, 1998.

SENIOR SUBORDINATED NOTES

On February 10, 1997, the Company issued $100.0 million of senior subordinated notes (the "MBW Notes"). The proceeds from the MBW Notes were primarily used to retire debt incurred to finance the MBW acquisition. On July 1, 1997, the Company issued $100.0 million of senior subordinated notes (the "LC Notes").
The LC Notes were issued at a premium in the amount of $2.5 million. The unamortized balance of the premium on the LC Notes at December 31, 1998 and December 27, 1997 was $2.2 million and $2.4 million, respectively. The proceeds from the LC Notes were primarily used to fund the acquisition of LC (together, the MBW Notes and the LC Notes are the "Notes").

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

On July 1, 1998, the Company issued the New Notes. The proceeds from the New Notes were used to repay senior secured debt and senior subordinated debt and pay fees and expenses related to the repayment of the debt in connection with the Refinancings.

The Company may redeem the New Notes at any time after July 1, 2003, at the redemption price together with accrued and unpaid interest. In addition, the Company may redeem $70.0 million of the New Notes at any time prior to July 1, 2003 subject to certain requirements, with the cash proceeds received from one or more Subsequent Equity Offerings (as defined), at a redemption price of 108.75% together with accrued and unpaid interest. Upon a Change in Control (as defined), the Company has the option at any time prior to July 1, 2003, to redeem the New Notes at a redemption price of 100% plus the Applicable Premium (as defined), together with accrued and unpaid interest. If the Company does not redeem the New Notes or if the Change of Control occurs after July 1, 2003, the Company is required to offer to repurchase the New Notes at a price equal to 101% together with accrued and unpaid interest.

The indentures include restrictive covenants, which limit additional borrowings, cash dividends, sale of assets, mergers and the sale of stock. The Company was in compliance with these covenants at December 31, 1998.

INTEREST RATE AGREEMENTS

The Company does not use derivative financial instruments for trading or speculative purposes. In accordance with the New Senior Bank Facilities, the Company is required to enter into interest rate protection agreements to the extent necessary to provide that, when combined with the Company's senior subordinated notes, at least 50% of the Company's aggregate indebtedness is subject to either a fixed interest rate or interest rate protection agreements. Accordingly, the Company's interest rate agreements are as follows:

Interest Rate Collar Agreement - At December 31, 1998, the Company was party to two interest rate collar agreements. On August 22, 1996, the Company entered into a three-year interest rate collar agreement with a notional principal amount of $70.0 million, a cap rate of 6.5% (plus the applicable margin) and a floor rate of 5.75% (plus the applicable margin). On November 26, 1996, the Company entered into a three-year interest rate collar agreement with a notional principal amount of $50.0 million, a cap rate of 7.5% (plus the applicable margin) and a floor rate of 5.5% (plus the applicable margin).

Under the interest rate collar agreements, the Company would receive payments from the counterparty if the three-month LIBOR rate exceeds the cap rates and make payments to the counterparty if the three-month LIBOR rate falls below the floor rates. The payments would be calculated based upon the respective notional principal amount. During fiscal 1998, the Company made payments aggregating $0.1 million under the interest rate collar agreements. At December 31, 1998, the three-month LIBOR rate was 5.28%.

Interest Rate Swap Agreement - The Company entered into an interest rate swap agreement on March 17, 1998. The notional principal amount covered under the interest rate swap agreement is $150.0 million and the term is three years. The effective swap rate was 5.81%. On November 30, 1998, the Company amended the existing interest rate agreement whereby the counterparty received the option to extend the termination date to March 17, 2003. The new effective swap rate through the termination date of the interest rate swap agreement is 5.37%.

Under the interest rate swap agreement, the Company would receive payments from the counterparty if the three-month LIBOR rate exceeds 5.37% and make payments to the counterparty if the three-month LIBOR rate is less than 5.37%. The payments would be calculated based upon the respective notional principal amount. During fiscal 1998 the Company made payments aggregating $0.2 million under the interest rate swap agreement.

Risks associated with the interest rate agreements include those associated with changes in market value and interest rates. At December 31, 1998, the fair value of the Company's interest rate agreements was immaterial and management considers the potential loss in future earnings and cash flows attributable to such agreements to be immaterial.

NOTE 9 - TRANSITION EXPENSES
----------------------------

Transition expenses consist of one-time costs incurred to establish the Company's operations and integrate the acquired businesses, including relocation expenses, recruiting fees, sales support and other unique transitional expenses. Transition expenses for the years ended December 31, 1998 and December 27, 1997 were approximately $10.3 million and $2.1 million, respectively.

NOTE 10 - INCOME TAXES
----------------------

The Company is included in the consolidated federal income tax return of Holdings for the year ended December 27, 1997 and the six months ended June 25, 1998. State income tax returns are filed by Holdings and the Company on a separate company basis or on a combined basis depending on the particular rules in each state for the year ended December 27, 1997 and the six months ended June 25, 1998. The Company will file short period federal and state returns for the six months ended December 31, 1998.

The provision for income taxes is summarized as follows (in thousands):

                                                                               Years Ended
                                                            ---------------------------------------------
                                                             December 31,                   December 27,
                                                                1998                          1997
                                                            -------------                  --------------
             Current tax expense:
               Federal                                      $          -                   $           -
               State                                                   -                               -
                                                            -------------                  --------------
             Total current provision                                   -                               -
                                                            -------------                  --------------

             Deferred tax expense:
               Federal                                            12,348                             656
               State                                               1,958                             123
                                                            -------------                  --------------
             Total deferred provision                             14,306                             779
                                                            -------------                  --------------
             Total provision for income taxes               $     14,306                   $         779
                                                            =============                  ==============

Deferred tax assets (liabilities) consist of the following:

             Deferred tax assets - current:
               Loss carryforwards                           $          -                   $       1,230
               Accounts receivable                                 1,350                               -
               Asset held for sale                                 1,814                               -
               Coupon reserves                                     1,321                             844
               Inventory                                           3,207                             325
               Accrued expenses                                      340                             320
               Other                                                 219                             247
                                                            -------------                  --------------
             Total deferred tax assets - current                   8,251                           2,966
                                                            -------------                  --------------

             Deferred tax assets - non-current:
               Loss carryforwards                                 29,349                               -
               Incentive plan expense                             19,773                             873
                                                            -------------                  --------------
             Total deferred tax assets -  non-current             49,122                             873
                                                            -------------                  --------------

             Deferred tax liabilities - non-current:
               Goodwill                                          (40,421)                         (4,237)
               Depreciation                                       (9,350)                           (381)
                                                            -------------                  --------------
             Total deferred tax liabilities -  non-current       (49,771)                         (4,618)
                                                            -------------                  --------------
             Net deferred tax assets (liabilities)          $      7,602                   $        (779)
                                                            =============                  ==============

The Company has not recorded a valuation allowance for its deferred tax assets. Management believes the deferred tax assets are more likely than not to be realized.

At December 31, 1998, the Company generated a federal net operating loss of approximately $78.3 million. These losses can be used to offset future taxable income through the year 2018. The Company is a loss corporation as defined in section 382 of the Internal Revenue Code. Therefore, if certain substantial changes of the Company's ownership should occur, there could be significant annual limitations of the amount of net operating loss carryforwards which can be utilized.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

                                                                                Years Ended
                                                         ---------------------------------------------
                                                          December 31,                   December 27,
                                                              1998                           1997
                                                         --------------                  -------------
        (Benefit from) provision for income taxes
             at U.S. statutory rate                         $ (7,432)                    $       685
        Increase (decrease) in tax
             resulting from:
             Non-deductible incentive plan  expense           19,238                               -
             Non-deductible goodwill                             393                               -
             Other non-deductible expenses                       136                              13
             State taxes, net of federal benefit               1,293                              81
             Provision to return differences                     775                               -
             Change in net state tax rate                        (97)                              -
                                                         --------------                  -------------
                                                            $ 14,306                     $       779
                                                         ==============                  =============

NOTE 11 - LEASES
----------------

The Company leases certain facilities, machinery and equipment under operating lease agreements with varying terms and conditions. The leases are noncancellable and expire on various dates through 2004.

Future annual minimum lease payments under these leases are summarized as follows (in thousands):


                                                                      Minimum
                                                                       Lease
             Years ending December 31,                                Payments
             -------------------------                            ----------------
             1999                                                   $       1,290
             2000                                                           1,273
             2001                                                             788
             2002                                                             618
             2003                                                             590
             Thereafter                                                       139
                                                                   ---------------
                                                                    $       4,698
                                                                   ===============

Rent expense for the years ended December 31, 1998 and December 27, 1997 was $1.0 million and $0.1 million, respectively.

NOTE 12 - SAVINGS AND BENEFIT PLANS
-----------------------------------

The Company offers a retirement savings plan to employees in the form of 401(k) and profit sharing plans. Under the 401(k) plan, dry grocery division employee contributions up to 6% of total compensation are matched 50% by the Company and frozen food division employee contributions up to 3% of total compensation are matched 100% by the Company, with vesting occurring ratably over a five year period. Profit sharing contributions of 2% of compensation are made on behalf of all employees on an annual basis. Profit sharing contributions also vest ratably over a five year period. The Company's contributions to the 401(k) and profit sharing plans for the years ended December 31, 1998 and December 27, 1997 were $0.7 million and $0.1 million, respectively.

NOTE 13 - RELATED PARTY TRANSACTIONS
------------------------------------

The Company maintains business relationships and engages in certain transactions as described below.

The Company entered into a Management Services Agreement, dated December 31, 1996 and terminated on July 1, 1998, with Dartford Partnership L.L.C. ("Dartford"), whose partners include Messrs. Ian R. Wilson, Ray Chung and James
B. Ardrey and Ms. M. Laurie Cummings (all are directors and/or executive officers of the Company) pursuant to which Dartford provided management oversight on financial and operational matters. The Company paid fees to Dartford in connection with this agreement totaling $1.0 million and $0.8 million for the years ended December 31, 1998 and December 27, 1997, respectively. The annual management fee was $0.6 million prior to the acquisition of LC, $0.9 million after the acquisition of LC but before the acquisition of DH and $2.0 million after the acquisition of DH.

The Company entered into an Advisory Services Agreement, dated December 31, 1996 which terminated on July 1, 1998, with McCown De Leeuw & Co. III, L.P. ("MDC") whose general partners and principal include Mr. David E. De Leeuw, Mr. Charles Ayres and Mr. Tyler T. Zachem (all directors of the Company) pursuant to which MDC provided certain advisory functions. The Company paid fees to MDC in connection with this agreement totaling $0.3 million for each of the years ended December 31, 1998 and December 27, 1997. The annual advisory fee was $0.2 million prior to the acquisition of LC, $0.3 million after the acquisition of LC but before the acquisition of DH and $0.7 million after the acquisition of DH.

In connection with the acquisitions of MBW, LC and DH the Company paid to certain members of MBW LLC, who are also represented on the Board of Directors or officers of the Company and beneficial owners, fees for services rendered in connection with the acquisitions and related financings. The aggregate amount paid to certain members of MBW LLC for the years ended December 31, 1998 and December 27, 1997 was $4.0 million and $4.7 million, respectively, and was funded by the proceeds of the financings. Of this amount, $0 and $1.2 million was paid to Dartford; $0 and $0.3 million in total was paid to Mr. Thomas J. Ferraro (President, Dry Grocery Division) and Mr. C. Gary Willett (Executive Vice President, Dry Grocery Division); $3.0 million and $2.7 million was paid to MDC; and $1.0 million and $0.5 million was paid to Fenway Partners Capital Fund, L.P. ("Fenway"), whose partners include Mr. Peter Lamm, Mr. Andrea Geisser and Mr. Richard C. Dresdale (all directors of the Company) in 1998 and 1997, respectively. The fee amounts were negotiated among the equity investors.

Each of Fenway, MDC, and Dartford earned $1.5 million; UBS Capital LLC, whose president is Mr. Charles J. Delaney (a director of the Company), earned $0.2 million; and each of Tiger Oats Limited, whose directors include Mr. Clive A. Apsey (a director of the Company), and the California Public Employees Retirement System, who granted the right to vote all of the public shares of common stock of the Company it holds to MDC under an irrevocable proxy, earned $0.1 million in fees in connection with the Contribution transaction.

The Company has entered into agreements pursuant to which it agreed to pay transaction fees to each of Fenway, MDC, and Dartford of 0.333% of the acquisition price for future acquisitions by the Company. The acquisition price is defined as the sum of (i) the cash purchase price actually received by the seller, (ii) the fair market value of any equity securities issued by the seller, (iii) the face value of any debt securities issued to the seller less any discounts, (iv) the amount of liabilities assumed by the Company plus (v) the fair market value of any other property or consideration paid in connection with the acquisition, with installment or deferred payments to be calculated using the present value thereof.

The Company has agreed to pay Dartford $0.8 million per year as reimbursement of corporate headquarters expenses which include staff salaries, miscellaneous office expenses related to the administration of the Company's corporate headquarters, and rent for the space leased by Dartford and used by the Company as its corporate headquarters for a term ending the earlier of July 1, 2000 and the date that Mr. Wilson is no longer Chief Executive Officer of the Company.

On December 31, 1996 and January 16, 1998, Mr. Ferraro, executed promissory notes in the amount of $60,000 and $131,000, respectively, in favor of the Company to evidence monies borrowed to assist in the capitalization of his limited liability company interests held in MBW LLC. The promissory notes mature December 31, 1999 and January 16, 2001. Interest is due and payable quarterly at the rate of 8% per annum and there are required annual principal payments. The aggregate balance outstanding on his promissory notes was $151,000 as of December 31, 1998 and was $40,000 as of December 27, 1997.

On September 19, 1995, Mr. Ellinwood, executed a promissory note in the amount of $125,000 in favor of VDK to evidence monies borrowed to assist in the capitalization of his limited liability company interests held in VDK LLC. The promissory note matures March 31, 1999. Interest is due and payable quarterly at the rate of 8.5% per annum. The balance outstanding on his promissory note as of December 31, 1998 and December 27, 1997 was $41,666.

NOTE 14 - INCENTIVE PLAN EXPENSE
--------------------------------

AURORA INCENTIVE PLAN

The Amended and Restated Limited Liability Company Agreement of MBW LLC contained an incentive plan (the "Aurora Plan") as a means by which certain key employees and other specifically designated persons ("Aurora Covered Employees") of AurFoods and/or affiliated with AurFoods, were given an opportunity to benefit from appreciation in the value of AurFoods. Under the Aurora Plan, Aurora Covered Employees were issued a specific class of limited liability company member units ("Management Units"), at a nominal value, as a means to participate in the appreciation of the equity value of AurFoods. The Management Units were subject to vesting requirements based on terms of employment or other factors.

Prior to the closing of the Equity Offerings, the final value of all classes of Management Units were determined based on the valuation of the Common Stock held indirectly by MBW LLC, and upon the closing of the Equity Offerings all unvested Management Units became fully vested. The aggregate value of all Management Units was $58.9 million. Through December 27, 1997, the Company had recorded estimated incentive plan expense of $2.3 million based on the estimated valuation of the Company at that time. Additional incentive plan expense of $56.6 million was recorded in the first and second quarters of 1998.

The incentive plan expense was recorded as a liability of MBW LLC as sponsor of the Aurora Plan. However, because the Aurora Plan was for the benefit of Aurora Covered Employees, expense recognized under the Aurora Plan was pushed down to the Company as incentive plan expense and as additional paid-in capital from its parent. No additional incentive plan expense will be recorded under the Aurora Plan.

MBW LLC satisfied its liability under the Aurora Plan by distributing 4,152,417 shares of Common Stock of the Company based on the valuation of the Management Units at the initial public offering price of the Company's Common Stock on the dissolution of MBW Investors LLC.

VDK INCENTIVE PLAN

VDK LLC provided a compensation arrangement (the "VDK Plan") as a means by which certain key employees, and other specifically designated persons ("VDK Covered Employees") of VDK and/or affiliated with VDK, were given an opportunity to benefit from appreciation in the equity value of VDK. Under the VDK Plan, VDK Covered Employees were issued a specific class of limited liability company member units and/or performance-based units (collectively, "VDK Management Units"), at a nominal value, as a means to participate in the appreciation of the equity value of VDK. The VDK Management Units were subject to vesting requirement based on terms of employment or other factors.

Prior to the closing of the Equity Offerings, the final value of all classes of VDK Management Units were determined based on the valuation of the shares of the Company held indirectly by VDK LLC, and upon the closing of the Equity Offerings all unvested VDK Management Units became fully vested. The aggregate value of all VDK Management Units was $66.7 million. Through December 31, 1997, no incentive plan expense had been recorded by VDK based on the estimated valuation of VDK at that time. Incentive plan expense of $66.7 million was recorded in the first and second quarters of 1998. The incentive plan expense was recorded as a liability of VDK LLC as sponsor of the VDK Plan. However, because the VDK Plan was for the benefit of VDK Covered Employees, expense recognized under the VDK Plan was pushed down to VDK as incentive plan expense and as additional paid-in capital from its parent. No additional incentive plan expense will be recorded under the VDK Plan.

VDK LLC (or the Company as described below) will distribute a fixed number of shares of Common Stock of the Company upon the dissolution of VDK LLC, based on the valuation of the VDK Management Units at the initial public offering price of the Company's Common Stock.

The VDK Plan provides for tax gross-up payments on certain distributions. Because the Company will receive the tax benefit of such distributions and related tax gross-up payments, and because the tax benefit is expected to exceed the amount of the tax gross-up payments, the Company will bear the $12.4 million liability for any such tax gross-up payments due. The tax benefit of the tax gross-up payment and related distributions of $19.6 million, which more than offsets the gross-up payments, has been recorded to income tax expense and as a deferred tax asset.

To facilitate payment of the tax gross-up obligation and recognition of related tax benefits, VDK adopted a new incentive plan (the "New VDK Plan" and together with the VDK Plan, the "VDK Plans"), which was assumed by the Company in connection with the Contribution. Under the New VDK Plan, the Company is obligated to distribute no later than July 1, 1999 1,801,769 shares of the Company's Common Stock to VDK Covered Employees who were granted certain types of VDK Management Units under the VDK Plan. The issuance of such shares (the "MC Shares") will not increase the number of outstanding shares of Common Stock because the Company's obligations to issue the MC Shares is contingent upon the Company's receiving from VDK LLC, as a contribution, a number of shares of the Company's Common Stock owned by VDK LLC equal to the number of MC Shares. The Company will have no obligation to issue MC Shares unless it receives a contribution of an equal number of shares from VDK LLC. VDK LLC is obligated to contribute such shares to the Company after the closing of the Equity Offerings. The Company's obligation to make the tax gross-up payments referred to above is subject to the Company being allowed a deduction for federal income tax purposes with respect to the payment of the MC Shares and tax gross-up payment.

NOTE 15 - COMMITMENTS AND CONTINGENT LIABILITIES
------------------------------------------------

The Company is subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation would not have a material adverse effect on the Company's financial condition or results of operations.

The Company has entered into manufacturing contracts, which require minimum annual production orders. The minimum annual production orders for all contracts through the year 2002 are 5.8 million cases of product. This volume represents substantially less than the Company's current production requirements.

NOTE 16 - STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS
--------------------------------------------------------

The Company has a stock option plan and an employee stock purchase plan as described below. The Company applies APB 25 and its related interpretations in accounting for its plans. No compensation cost has been recognized for its stock option plans because grants have been made at exercise prices at or above fair market value of the common stock on the date of grant.

Prior to the Equity Offerings, the Board of Directors adopted the 1998 Long Term Incentive Plan (the "1998 Option Plan") and the sole stockholder approved such plan. Under the 1998 Option Plan, the Company is authorized to grant both incentive and non-qualified stock options to purchase common stock up to an aggregate amount of 3,500,000 shares. No incentive stock options may be granted with an exercise price less than fair market value of the stock on the date of grant; non-qualified stock options may be granted at any price but, in general, are not granted with an exercise price less than the fair market value of the stock on the date of grant. Options are generally granted with a term of ten years and vest ratably over three years beginning on either the first or third anniversary of the date of grant.

As of December 31, 1998, the Company has granted 2,031,900 options under the 1998 Option Plan. Exercise prices ranged from $15 to $21 per share. The weighted average option price for 1998 was $20.91.

For the purposes of calculating compensation cost under SFAS 123, the minimum fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 0.20, a risk-free interest rate of 4.8% and expected option lives of three to five years. Had the minimum value of the options been calculated in accordance with SFAS 123, net loss available to common stockholders would have been $46.2 million and loss per diluted share would have been $0.86.

Prior to the Equity Offerings, the Board of Directors adopted the 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan") and the sole stockholder approved such plan covering an aggregate of 200,000 shares of common stock. Under the 1998 Purchase Plan, eligible employees have the right to purchase common stock at 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the date of purchase. Purchases are made from accumulated payroll deductions of up to 15% of such employee's earnings. During the year ended December 31, 1998, 16,193 shares were purchased under the 1998 Purchase Plan at $16.84 per share.

NOTE 17 - EARNINGS PER SHARE
----------------------------

Basic earnings per share represents the income available to common stockholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted earnings per share represents the income available to common stockholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common shares consist of stock options (the dilutive impact is calculated by applying the "treasury stock method").

The table below summarizes the numerator and denominator for the basic and diluted earnings per share calculations (in thousands except per share amounts):

                                                                      Years Ended
                                                         -------------------------------------
                                                          December 31,           December 27,
                                                              1998                   1997
                                                         --------------         --------------
             Numerator:
             Net (loss) income before
              extraordinary item                         $      (36,166)        $        1,235
             Extraordinary item, net of tax                       9,211                      -
                                                         --------------         --------------
             Net (loss) income                           $      (45,377)        $        1,235
                                                         ==============         ==============

             Denominator - Basic shares:
             Average common shares outstanding                   53,541                 29,053

             Basic earnings per share                    $        (0.85)        $         0.04
                                                         ==============         ==============

             Denominator - Diluted shares:
             Average common shares outstanding                   53,541                 29,053
             Dilutive effect of common stock
              equivalents                                             -                      -
                                                         --------------         --------------
             Total diluted shares                                53,541                 29,053
                                                         --------------         --------------
             Diluted earnings per share                  $        (0.85)        $         0.04
                                                         ==============         ==============

NOTE 18 - SEGMENT INFORMATION
-----------------------------

The Company groups its businesses in two operating segments: dry grocery division and frozen food division. The operating segments are managed as strategic units due to their distinct manufacturing methodologies, distribution channels and dedicated segment management teams. The dry grocery division includes Duncan Hines(R) baking mix, and Mrs. Butterworth's(R) and Log Cabin(R) syrup products. The frozen food division includes Van de Kamp's(R) and Mrs. Paul's(R) frozen seafood, Aunt Jemima(R) frozen breakfast and Celeste(R) brand frozen pizza products.

The following table presents a summary of operations by segment (in thousands):

                                                                Years Ended
                                                   -------------------------------------
                                                   December 31,          December 27,
                                                       1998                  1997
                                                   --------------        ---------------
         Net sales
            Dry grocery                            $      508,364        $       143,020
            Frozen food                                   280,829                      -
                                                   --------------        ---------------
            Total                                  $      789,193        $       143,020
                                                   ==============        ===============

         Operating income
            Dry grocery                            $       88,646        $        27,811
            Frozen food                                    22,783                      -
            Other                                         (66,667)                (4,413)
                                                   --------------        ---------------
            Total                                  $       44,762        $        23,398
                                                   ==============        ===============


         Total assets
            Dry grocery                            $      958,129        $       372,739
            Frozen food                                   475,753                      -
                                                   --------------        ---------------
            Total                                  $    1,433,882        $       372,739
                                                   ==============        ===============


         Depreciation and amortization
            Dry grocery                            $       26,754        $        10,057
            Frozen food                                    14,589                      -
                                                   --------------        ---------------
            Total                                  $       41,343        $        10,057
                                                   ==============        ===============


         Capital expenditures
            Dry grocery                            $       25,895        $         2,411
            Frozen food                                    13,904                      -
                                                   --------------        ---------------
            Total                                  $       39,799        $         2,411
                                                   ==============        ===============

The Other line item in operating income is comprised of one-time expenses related to incentive plan expense (See Note 14-Incentive Plan Expense) and transition expenses (See Note 9-Transition Expenses) that were incurred in the respective periods.

NOTE 19- QUARTERLY FINANCIAL DATA
---------------------------------

Unaudited quarterly financial data for the years ended December 31, 1998 and December 27, 1997 are as follows (in thousands except per share data):

                                                  Quarter 1           Quarter 2           Quarter 3            Quarter 4
                                             ----------------     ----------------    ----------------    ----------------
       Year ended December 31, 1998:
       Net sales                              $    89,385          $   199,813         $   220,368         $   279,627
       Gross profit                                51,651              118,070             131,104             170,821
       Operating income (loss)                    (50,138)              25,562              28,215              41,123
       Adjusted operating income                   11,788               24,667              29,484              45,763
       Net income (loss)                          (64,832)               3,230                 654              15,571
       Basic earnings (loss) per share              (1.20)                0.06                0.01                0.28
       Diluted earnings (loss) per share            (1.20)                0.06                0.01                0.28
       Adjusted basic earnings per share             0.08                 0.03                0.12                0.28

       Year ended December 27, 1997:
       Net sales                              $    21,253          $    21,639         $    49,125         $    51,003
       Gross profit                                14,086               14,535              33,896              34,774
       Operating income                             4,826                3,346              10,146               5,080
       Adjusted operating income                    4,952                3,528              11,135               8,196
       Net income (loss)                              (71)                 415               1,923              (1,032)
       Basic earnings (loss) per share               0.00                 0.01                0.07               (0.04)
       Diluted earnings (loss) per share             0.00                 0.01                0.07               (0.04)
       Adjusted basic earnings per share             0.00                 0.02                0.09                0.03


Adjusted operating income excludes incentive plan expense and transition expenses for the respective quarters. Adjusted basic earnings per share exclude the after-tax effect of incentive plan expense, transition expenses and extraordinary items for the respective quarters.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors
of CONOPCO, Inc.


We have audited the accompanying statement of operations for the year ended December 31, 1996 of Mrs. Butterworth's Business, a component of CONOPCO, Inc. (the "Business"). This financial statement is the responsibility of CONOPCO, Inc.'s management. Our responsibility is to express an opinion on this statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statement was prepared to present the results of operations of the Business pursuant to the purchase agreement between CONOPCO, Inc. and MBW Acquisition Corp. (the "Buyer") as described in Note 1.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the results of its operations for the Business for the year ended December 31, 1996, pursuant to the purchase agreement referred to in
Note 1, in conformity with generally accepted accounting principles.

PricewaterhouseCoopers LLP
San Francisco, California
March 14, 1997

                          MRS. BUTTERWORTH'S BUSINESS

                        (A COMPONENT OF CONOPCO, INC.)

                            STATEMENT OF OPERATIONS
                                (IN THOUSANDS)



                                                                         Year Ended
                                                                      December 31, 1996
                                                                    ---------------------
Net sales                                                               $  89,541
Costs and expenses:
    Cost of products
     sold                                                                  28,955
    Brokerage and distribution                                              8,140
    Trade promotions                                                       17,672
    Consumer marketing                                                     10,835
    Selling, general and administrative                                     6,753
                                                                        ---------

    Total costs and expenses                                               72,355
                                                                        ---------
Income before taxes                                                        17,186
    Provision for income taxes                                              6,616
                                                                        ---------
Net income                                                              $  10,570
                                                                        =========



  The accompanying notes are an integral part of the statement of operations.

                          MRS. BUTTERWORTH'S BUSINESS

                        (A COMPONENT OF CONOPCO, INC.)

                       NOTES TO STATEMENT OF OPERATIONS
                         YEAR ENDED DECEMBER 31, 1996
                                (IN THOUSANDS)


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

     Throughout the period covered by the financial statements, the Business operations were conducted and accounted for as a part of the Company. The Statement of Operations has been carved out from the Company's historical accounting records.

     Under the Company's centralized cash management system, cash requirements of the Business were generally provided directly by the Company and cash generated by the Business was generally remitted directly to the Company. Transaction systems (e.g., payroll, employee benefits, accounts payable) used to record and account for cash disbursements were provided by centralized company organizations outside the defined scope of the Business. Most of these corporate systems are not designed to track assets/liabilities and receipts/payments on a business specific basis. Given these constraints and the fact that only certain assets of the Business were sold, statements of financial position and cash flows could not be prepared.

     The manufacturing and distribution operations of the Business are conducted at sites where other Company manufacturing and distribution not included in the Business are present. In addition, certain non-manufacturing operations of the Business share facilities and space with other Company operations. At these shared sites, only the assets of the Business (inventories and machinery and equipment) were sold in accordance with the Agreement.

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

     All of the allocations and estimates in the Statement of Operations are based on assumptions that Company management believes are reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if the Business had been operated as a separate entity or future results of the Business.

                         MRS. BUTTERWORTH'S BUSINESS
                       (A COMPONENT OF CONOPCO, INC.)

                      NOTES TO STATEMENT OF OPERATIONS
                        YEAR ENDED DECEMBER 31, 1996
                              (IN THOUSANDS)

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

                        MRS. BUTTERWORTH'S BUSINESS
                       (A COMPONENT OF CONOPCO, INC.)

                      NOTES TO STATEMENT OF OPERATIONS
                        YEAR ENDED DECEMBER 31, 1996
                              (IN THOUSANDS)


     Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Also, as discussed in Note 1, the Statement of Operations includes allocations and estimates that are not necessarily indicative of the costs and expenses that would have resulted if the Business had been operated as a separate entity or future results of the Business.

3.   Related Party Transactions

     The Statement of Operations includes significant allocations from other Company organizations involving functions and services (such as finance and accounting, management information systems, research and development, legal, human resources and purchasing) that were provided to the Business by centralized CONOPCO organizations outside the defined scope of the Business. The costs of these functions and services have been allocated to the Business using methods that CONOPCO's management believes are reasonable. Such allocations are not necessarily indicative of the costs that would have been incurred if the Business had been a separate entity. Total cost of products sold includes $2,656 in allocated costs for the year ended December 31, 1996. Selling, general and administrative expenses include $6,753 of allocated costs for the year ended December 31, 1996.

4.   PROVISION FOR INCOME TAXES


     Taxes computed at the U.S. statutory rates are summarized below:

                                                        1996
                                               -------------------------
                                                  Amount            %
                                               -----------      ---------
       Federal                                 $   5,843           34.0
       State (net of federal tax benefit)            773            4.5
                                                   -----           ----
       Provision for income taxes              $   6,616           38.5
                                                   =====           ====

5.   INVENTORIES

     The Company's application of LIFO is not attributable to individual business units. Accordingly, the results of applying LIFO have been allocated to the Business based on relative inventory values. Management believes such allocations are reasonable, but may not necessarily reflect the cost that would have been incurred if LIFO had been applied on a business specific basis.

6.   DEPRECIATION EXPENSE

     Depreciation provided in costs and expenses was $277 in 1996.

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

Schedule IX - Valuation Reserves
---------------------------------

                Column A                       Column B           Column C                   Column D     Column E

                                                                  Additions
                                                           -----------------------------
                                              Balance at    Charged to       Charged to                   Balance at
                                              Beginning     Costs and          Other                         End
         Description                          of Period     Expenses          Accounts       Deductions    of Year
------------------------------------         ------------  -----------       -----------   ------------- -------------
December 27, 1997
Allowance for doubtful accounts              $        -    $  140,000        $       -     $        -    $    140,000
                                             ==========    ==========        =========     ==========    ============

December 31, 1998
Allowance for doubtful accounts              $  140,000    $  202,000        $ 419,000     $  (91,000)   $    670,000
                                             ==========    ==========        =========     ==========    ============