Form 10-Q
period 1999-03-31
AURORA FOODS INC
filed 1999-05-13
CIK 1033523

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                 FORM 10-Q



    (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                      OR


    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
      For the transition period from _______________ to ________________


                       Commission file number 333-50681
                               AURORA FOODS INC.
            (Exact Name of Registrant as Specified in Its Charter)

                      DELAWARE                                                  94-3303521
                      ---------                                                 ----------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No _____
                                         ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


                                                              Shares Outstanding
                                                                     May 7, 1999
Common stock, $0.01 par value                                         67,016,173


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I
                                    ------

                             FINANCIAL INFORMATION
                             ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

See pages 2 through 14.

                               AURORA FOODS INC.
                                BALANCE SHEETS
                (dollars in thousands except per share amounts)

                                                                               March 31,                December 31,
                                                                                 1999                       1998
                                                                         ------------------         ------------------
ASSETS                                                                        (unaudited)
Current assets:
     Cash and cash equivalents                                               $          253             $          354
     Accounts receivable (net of $717 and $670 allowance, respectively)             107,753                     86,539
     Inventories (Note 3)                                                            75,078                     76,674
     Prepaid expenses and other assets                                               11,781                      6,517
     Asset held for sale                                                              3,000                      3,000
     Current deferred tax assets                                                     10,840                      8,251
                                                                         ------------------         ------------------
          Total current assets                                                      208,705                    181,335

Property, plant and equipment, net                                                  160,370                    153,167
Goodwill and other intangible assets, net                                         1,077,121                  1,072,760
Other assets                                                                         27,535                     26,620
                                                                         ------------------         ------------------
          Total assets                                                       $    1,473,731             $    1,433,882
                                                                         ==================         ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of senior secured term debt                             $       20,000             $       20,000
     Senior secured revolving debt facility                                         115,000                     85,850
     Accounts payable                                                                60,329                     59,078
     Accrued liabilities                                                             48,782                     49,836
                                                                         ------------------         ------------------
          Total current liabilities                                                 244,111                    214,764

Non-current deferred tax liabilities                                                  8,350                        649
Other liabilities                                                                    12,372                     12,372
Senior secured term debt                                                            195,000                    200,000
Senior subordinated notes                                                           402,196                    402,242
                                                                         ------------------         ------------------
          Total liabilities                                                         862,029                    830,027
                                                                         ------------------         ------------------

Stockholders' equity:
     Preferred stock, $0.01 par value; 25,000,000 shares
        authorized; no shares issued or outstanding                                       -                          -
     Common stock, $0.01 par value; 250,000,000
        shares authorized; 67,016,173 shares
        issued and outstanding                                                          670                        670
     Paid-in capital                                                                647,889                    647,889
     Promissory notes                                                                  (545)                      (562)
     Accumulated deficit (Note 4)                                                   (36,312)                   (44,142)
                                                                         ------------------         ------------------
        Total stockholders' equity                                                  611,702                    603,855
                                                                         ------------------         ------------------
        Total liabilities and stockholders' equity                           $    1,473,731             $    1,433,882
                                                                         ==================         ==================

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                           STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                                    Three Months Ended
                                                                        -----------------------------------------
                                                                            March 31,                March 28,
                                                                              1999                      1998
                                                                        ----------------          ---------------
Net sales                                                                 $      261,050            $      89,385
Cost of goods sold                                                               104,128                   37,734
                                                                        ----------------          ---------------

     Gross profit                                                                156,922                   51,651
                                                                        ----------------          ---------------
Brokerage, distribution and marketing expenses:
     Brokerage and distribution                                                   24,634                    9,355
     Trade promotions                                                             61,373                   15,568
     Consumer marketing                                                           22,558                    7,997
                                                                        ----------------          ---------------
Total brokerage, distribution and marketing expenses                             108,565                   32,920

Amortization of goodwill and other intangibles                                     8,772                    4,597
Selling, general and administrative expenses                                       7,342                    2,346
Incentive plan expense (Note 4)                                                        -                   60,000
Transition expenses (Note 5)                                                       4,272                    1,926
                                                                        ----------------          ---------------
Total operating expenses                                                         128,951                  101,789
                                                                        ----------------          ---------------

     Operating income (loss)                                                      27,971                  (50,138)

Interest expense, net                                                             14,579                   12,614
Amortization of deferred financing expense                                           397                      513
Other bank and financing expenses                                                     53                       51
                                                                        ----------------          ---------------

     Income (loss) before income taxes and extraordinary item                     12,942                  (63,316)

Income tax expense (benefit)                                                       5,112                     (360)
                                                                        ----------------          ---------------

     Net income (loss) before extraordinary item                                   7,830                  (62,956)

Extraordinary loss on early extinguishment of debt,
  net of tax of $1,184                                                                 -                    1,876
                                                                        ----------------          ---------------

     Net income (loss)                                                    $        7,830            $     (64,832)
                                                                        ================          ===============
Basic and diluted earnings (loss) per share before
  extraordinary item                                                      $         0.12            $       (2.17)
Extraordinary item per share                                                           -                     0.06
                                                                        ----------------          ---------------

Basic and diluted earnings (loss) per share                               $         0.12            $       (2.23)
                                                                        ================          ===============

Weighted average number of shares outstanding                                     67,016                   29,053
                                                                        ================          ===============

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)

                                                            Additional
                                         Common Stock         Paid-in     Promissory   Accumulated
                                     --------------------
                                       Shares     Amount      Capital       Notes        Deficit         Total
                                     ---------    -------   ----------    ----------   -----------   -------------
Balance at December 31, 1998            67,016    $  670    $  647,889    $   (562)    $  (44,142)   $    603,855
Payments on officer promissory
  notes                                      -         -             -          17              -              17
Net income                                   -         -             -           -          7,830           7,830
                                     ---------    -------   ----------    ----------   -----------   -------------
Balance at March 31, 1999               67,016    $  670    $  647,889    $   (545)    $  (36,312)   $    611,702
                                     =========    =======   ==========    ==========   ===========   =============

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                             Three Months Ended
                                                                                     ----------------------------------
                                                                                      March 31,         March 28,
                                                                                        1999               1998
                                                                                     --------------    --------------
Cash flows from operating activities:
     Net income (loss)                                                               $       7,830     $     (64,832)
     Early extinguishment of debt, net of tax of $1,184                                          -             1,876
     Adjustments to reconcile net income (loss) to cash provided by operating activities:
         Depreciation and amortization                                                      12,054             6,140
         Deferred income taxes                                                               5,112              (360)
         Incentive plan expense (Note 4)                                                         -            60,000
         Change in assets and liabilities, net of effects of businesses acquired:
             (Increase) decrease in accounts receivable                                    (21,214)              989
             Decrease (increase) in inventories                                              6,367           (17,949)
             Increase in prepaid expenses and other assets                                  (5,264)           (3,018)
             Increase in accounts payable                                                      251            19,824
             (Decrease) increase in accrued liabilities                                     (3,005)           11,698
                                                                                     --------------    --------------
Net cash provided by operating activities                                                    2,131            14,368
                                                                                     --------------    --------------
Cash flows from investing activities:
     Additions to property, plant and equipment                                             (6,545)           (1,181)
     Changes to other non-current assets and liabilities                                    (1,785)              (90)
     Payment for acquisition of businesses (Note 2)                                        (18,069)         (448,121)
                                                                                     --------------    --------------
Net cash used in investing activities                                                      (26,399)         (449,392)
                                                                                     --------------    --------------
Cash flows from financing activities:
     Proceeds from senior secured revolving and term debt                                   73,150           450,000
     Repayment of borrowings                                                               (49,000)          (77,500)
     Capital contributions, net of officer promissory notes                                     17            93,638
     Debt issuance and equity raising costs                                                      -           (12,501)
                                                                                     --------------    --------------
Net cash provided by financing activities                                                   24,167           453,637
                                                                                     --------------    --------------

(Decrease) increase in cash and cash equivalents                                              (101)           18,613
Cash and cash equivalents, beginning of period                                                 354             4,717
                                                                                     --------------    --------------
Cash and cash equivalents, end of period                                             $         253     $      23,330
                                                                                     ==============    ==============

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

For further information, reference should be made to the financial statements of the Company and notes thereto included in the annual report on Form 10-K of Aurora Foods Inc. for the year ended December 31, 1998.

THE COMPANY, ITS BUSINESS AND OWNERSHIP

The Company was incorporated in Delaware on June 19, 1998, as the successor to Aurora Foods Holdings Inc. ("Holdings") and its subsidiary, AurFoods Operating Co., Inc. (formerly known as Aurora Foods Inc.) ("AurFoods"), both of which were incorporated in Delaware in December 1996. AurFoods was wholly-owned by Holdings, which in turn was wholly-owned by MBW Investors LLC ("MBW LLC"). AurFoods was formed for the purpose of acquiring the Mrs. Butterworth's(R) syrup business from Conopco, Inc., a subsidiary of Unilever United States, Inc. AurFoods subsequently acquired the Log Cabin(R) syrup business from Kraft Foods, Inc. in July 1997 and the Duncan Hines(R) baking mix business ("DH") from The Procter & Gamble Company ("P&G") in January 1998.

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

The Company groups its brands into two general divisions: dry grocery division and frozen food division. The dry grocery division includes Duncan Hines(R) brand baking mix products and Mrs. Butterworth's(R) and Log Cabin(R) brand syrup products. The frozen food division includes Van de Kamp's(R) and Mrs. Paul's(R) frozen seafood products, Aunt Jemima(R) frozen breakfast products and Celeste(R) frozen pizza products.

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

On July 1, 1998, Holdings, AurFoods, VDK Holdings and VDK merged with and into the Company and the initial public offering (the "IPO" or "Equity Offerings") of 12,909,372 shares of Common Stock of the Company and 1,590,628 shares of the Company's Common Stock sold by New LLC was consummated at an initial public offering price of $21.00 per share. Also, concurrently with the IPO, the Company issued $200.0 million aggregate principal amount of 8.75% senior subordinated notes due 2008 (the "Notes Offering" or "New Notes") and borrowed $225.0 million of senior secured term debt and $99.0 million out of the total available of $175.0 million of senior secured revolving debt under the Third Amended and Restated Credit Agreement, dated as of July 1, 1998, among the Company, as borrower, the lenders listed therein, The Chase Manhattan Bank, as Administrative Agent, The National Westminster Bank PLC, as Syndication Agent and Swiss Bank Corporation, as Documentation Agent (the "New Senior Bank Facilities").

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

As a consequence of the IPO, no additional incentive plan expense will be recorded under the Aurora Plan (See Note 4 - Incentive Plan Expense). MBW LLC satisfied its liability under the

Aurora Plan by distributing shares of the Company's common stock in connection with the liquidation of MBW LLC.

NOTE 2 - ACQUISITIONS
---------------------

DUNCAN HINES

On January 16, 1998, the Company acquired all the assets of DH from P&G. The assets acquired by the Company include (i) the Duncan Hines(R) brand and associated trademarks, (ii) substantially all of the equipment for the manufacture of Duncan Hines(R) products previously located in P&G's Jackson, Tennessee facility, (iii) proprietary formulations for Duncan Hines(R) products,
(iv) other product specifications and customer lists and (v) rights under certain contracts, licenses, purchase orders and other arrangements and permits. The Company is using the acquired assets in its operations of DH. The purchase price of approximately $445.0 million was based on arms length negotiations between the Company and P&G. The acquisition was accounted for by using the purchase method of accounting.

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

The cost to acquire DH has been allocated to tangible and intangible assets acquired as follows (in thousands):

             Cash paid to acquire assets                    $      445,000
             Other acquisition costs                                13,294
                                                            --------------
                                                                   458,294
             Cost assigned to tangible assets                      (40,672)
                                                            --------------

             Cost attributable to intangible assets         $      417,622
                                                            ==============

VDK HOLDINGS, INC.

On April 8, 1998, New LLC completed a stock purchase of VDK Holdings (See
Note 1 -Basis of Presentation). The Company acquired all the capital stock of VDK Holdings in exchange for $183.5 million of the Company's equity. The acquisition was accounted for using the purchase method of accounting. The allocation of purchase price has not been finalized; however, any changes are not expected to be material.

The cost to acquire VDK Holdings has been allocated to tangible and intangible assets acquired as follows (in thousands):

          Value of stock used to acquire VDK Holdings          $      183,469
          Liabilities assumed                                         383,063
          Other acquisition costs                                       8,431
                                                               --------------
                                                                      574,963
          Cost assigned to tangible assets                           (201,545)
                                                               --------------

          Cost attributable to intangible assets               $      373,418
                                                               ==============

Had the VDK Holdings and DH acquisitions taken place January 1, 1998, the unaudited pro forma results of operations for the three month period ended March 28, 1998 would have been as follows (in thousands):

                                                   Three Months Ended
                                             --------------------------------
                                               March 31,         March 28,
                                                  1999              1998
                                             -------------      -------------
                                                (actual)        (pro forma)
          Net sales                           $   261,050       $    240,337
                                             =============      =============

          Gross profit                        $   156,922       $    145,226
                                             =============      =============

          Operating income (loss)             $    27,971       $    (99,218)
                                             =============      =============

NOTE 3 - INVENTORIES
--------------------

Inventories consist of the following (in thousands):

                                                       March 31,            December 31,
                                                          1999                  1998
                                                   ----------------      ----------------
        Raw materials                              $         16,496      $         17,982
        Work in process                                         477                   271
        Finished goods                                       53,717                54,640
        Packaging and other supplies                          4,388                 3,781
                                                   ----------------      ----------------
                                                   $         75,078      $         76,674
                                                   ================      ================


NOTE 4 - INCENTIVE PLAN EXPENSE
-------------------------------

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

VDK INCENTIVE PLAN

VDK LLC provided a compensation arrangement (the "VDK Plan") as a means by which certain key employees, and other specifically designated persons ("VDK Covered Employees") of VDK and/or affiliated with VDK, were given an opportunity to benefit from appreciation in the equity value of VDK. Under the VDK Plan, VDK Covered Employees were issued a specific class of limited liability company member units and/or performance-based units (collectively, "VDK Management Units"), at a nominal value, as a means to participate in the appreciation of the equity value of VDK. The VDK Management Units were subject to vesting requirements based on terms of employment or other factors.

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

NOTE 5 - TRANSITION EXPENSES
----------------------------

Transition expenses consist of one-time costs incurred to integrate the acquired businesses, including relocation expenses, recruiting fees, sales support, production transition and other unique transitional expenses.

NOTE 6 - EARNINGS PER SHARE
---------------------------

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

The table below summarizes the numerator and denominator for the basic and diluted loss per share calculations (in thousands except per share amounts):

                                                                                     Three Months Ended
                                                                             -------------------------------
                                                                              March 31,          March 28,
                                                                                 1999              1998
                                                                             -------------------------------
          Numerator:
            Income (loss) before extraordinary item                          $     7,830       $    (62,956)
            Extraordinary item, net of tax                                             -              1,876
                                                                             ------------      -------------

            Net income (loss)                                                $     7,830       $    (64,832)
                                                                             ============      =============
          Denominator:
            Weighted average number of basic shares                               67,061             29,053
            Effect of dilutive securities                                              -                  -
                                                                             ------------      -------------

            Weighted average number of diluted shares                             67,061             29,053
                                                                             ============      =============
          Basic and diluted earnings (loss) per share
           before extraordinary item                                         $      0.12       $      (2.17)
          Extraordinary item per share                                                 -               0.06
                                                                             ------------      -------------

          Basic and diluted earnings (loss) per share                        $      0.12       $      (2.23)
                                                                             ============      =============

NOTE 7 - SEGMENT INFORMATION
----------------------------

The Company groups its businesses in two operating segments: dry grocery division and frozen food division. The operating segments are managed as strategic units due to their distinct manufacturing methodologies, distribution channels and dedicated segment management teams. The dry grocery division includes Duncan Hines(R) baking mix products, and Mrs. Butterworth's(R) and Log Cabin(R) syrup products. The frozen food division includes Van de Kamp's(R) and Mrs. Paul's(R) frozen seafood products, Aunt Jemima(R) frozen breakfast products and Celeste(R) frozen pizza products.

The following table presents a summary of operations by segment (in thousands):

                                               March 31,                   March 28,
                                                 1999                        1998
                                        --------------------        --------------------
Net sales
     Dry grocery                                  $  101,010                    $ 89,385
     Frozen food                                     160,040                           -
                                        --------------------        --------------------
     Total                                        $  261,050                    $ 89,385
                                        ====================        ====================

Operating income (loss)
     Dry grocery                                  $   16,864                    $ 11,788
     Frozen food                                      15,379                           -
     Other                                            (4,272)                    (61,926)
                                        --------------------        --------------------
     Total                                        $   27,971                    $(50,138)
                                        ====================        ====================


Total assets
     Dry grocery                                  $  974,737                    $869,551
     Frozen food                                     498,994                           -
                                        --------------------        --------------------
     Total                                        $1,473,731                    $869,551
                                        ====================        ====================


Depreciation and amortization
     Dry grocery                                  $    6,506                    $  6,140
     Frozen food                                       5,548                           -
                                        --------------------        --------------------
     Total                                        $   12,054                    $  6,140
                                        ====================        ====================


Capital expenditures
     Dry grocery                                  $    3,542                    $  1,181
     Frozen food                                       3,003                           -
                                        --------------------        --------------------
     Total                                        $    6,545                    $  1,181
                                        ====================        ====================

The Other line item in operating income (loss) is comprised of one-time expenses related to incentive plan expense (See Note 4 - Incentive Plan Expense) and transition expenses (See Note 5 - Transition Expenses) that were incurred in the respective periods.

NOTE 8 - SUBSEQUENT EVENT
-------------------------

ACQUISITION

On April 1, 1999, subsequent to the Company's quarter end, the Company acquired 100% of the stock in Sea Coast Foods, Inc. ("Seacoast") from Galando Investment Limited Partnership, Carey-On Limited Partnership, Joseph A. Galando, Barbara J. Galando, Stanley J. Carey and Mary K. Carey (collectively the "Sellers"). The assets owned by Seacoast include (1) the Chef's Choice(R) brand and associated trademarks, (2) assets located at its Seattle, WA administrative office, and (3) $5.8 million of net working capital. The purchase price of approximately $50.0 million was based on an arms length negotiation between the Company and the Sellers. The acquisition will be accounted for by using the purchase method of accounting.

To finance the acquisition of Seacoast and related costs, the Company added $100.0 million of senior secured term debt to its existing senior bank facilities under the Company's Fourth Amended and Restated Credit Agreement, dated as of March 31, 1999, among the Company, as borrower, the lenders listed therein, The Chase Manhattan Bank, as Administrative Agent, The National Westminster Bank PLC, as Syndication Agent and UBS AF, Stamford Branch, as Documentation Agent ("Amended New Senior Bank Facilities"). The Company used the remaining proceeds from the Amended New Senior Bank Facilities to repay $46.5 million of its senior secured revolving debt facility.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the annual report on Form 10-K of Aurora Foods Inc. for the year ended December 31, 1998.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Financial Statements and notes to the financial statements. Unless otherwise noted, years (1999 and 1998) in this discussion refer to the Company's March-ending quarters.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking" including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. Certain statements, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "estimates" and words of similar import and Year 2000 remediation efforts, constitute "forward-looking statements" and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the actions of the Company's competitors; general economic and business conditions; industry trends; demographics; raw material costs; the continued success of management's strategy; integration of acquired businesses into the Company; terms and development of capital; and changes in, or the failure or inability to comply with, governmental rules and regulations, including, without limitation, FDA and environmental rules and regulations. Given these uncertainties, undue reliance should not be placed on such forward looking statements. The Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

The following table sets forth, for the periods indicated, the percentage, which the items in the Statement of Operations bear to net sales. A summary of the components of operations is shown on the page that follows.

            COMPARATIVE RESULTS: THREE MONTHS ENDED MARCH 31, 1999
                        AND MARCH 28, 1998 (UNAUDITED)

(in thousands except                                          Actual                                             Pro Forma
                                  ------------------------------------------------------------       ------------------------------
per share amounts)                         March 31, 1999                   March 28, 1998                   March 28, 1998
                                  ---------------------------       --------------------------       ------------------------------
Net sales                                 $261,050       100.0 %          $ 89,385       100.0 %             $ 240,337       100.0 %

Cost of goods sold                         104,128       39.9               37,734        42.2                  95,111        39.6
                                  ----------------    -------       --------------     -------       -----------------      -------

     Gross profit                          156,922       60.1               51,651        57.8                 145,226        60.4
                                  ----------------    -------       --------------     -------       -----------------      -------


Brokerage, distribution and
   marketing expenses:
     Brokerage and distribution             24,634        9.4                9,355        10.5                  23,544         9.8
     Trade promotions                       61,373       23.5               15,568        17.4                  57,736        24.0
     Consumer marketing                     22,558        8.7                7,997         8.9                  21,059         8.8
                                  ----------------    -------       --------------     -------       -----------------      -------

Total brokerage, distribution
   and marketing expenses                  108,565       41.6               32,920        36.8                 102,339        42.6
Amortization of goodwill
   and other intangibles                     8,772        3.4                4,597         5.2                   8,356         3.5
Selling, general and
   administrative expenses                   7,342        2.8                2,346         2.6                   7,083         2.9
Incentive plan expense                           -        0.0               60,000        67.1                 124,740        51.9
Transition expenses                          4,272        1.6                1,926         2.2                   1,926         0.8
                                  ----------------    -------       --------------     -------       -----------------      -------
     Total operating expenses              128,951       49.4              101,789       113.9                 244,444       101.7
                                  ----------------    -------       --------------     -------       -----------------      -------

     Operating income (loss)                27,971       10.7              (50,138)      (56.1)                (99,218)      (41.3)

Interest expense, net                       14,579        5.6               12,614        14.1                  14,434         6.0
Amortization of deferred
  financing expense                            397        0.1                  513         0.5                     373         0.2
Other bank and financing
  expenses                                      53        0.0                   51         0.1                      95         0.0
                                  ----------------    -------       --------------     -------       -----------------      -------

     Income (loss) before income
       taxes and
       extraordinary item                   12,942        5.0              (63,316)      (70.8)               (114,120)      (47.5)
Income tax expense (benefit)                 5,112        2.0                 (360)       (0.4)                  4,195         1.7
                                  ----------------    -------       --------------     -------       -----------------      -------


     Net income (loss)
       before
       extraordinary item                    7,830        3.0              (62,956)      (70.4)               (118,315)      (49.2)

Extraordinary loss on early
     extinguishment of debt,
     net of tax of $1,184                        -        0.0                1,876         2.1                   1,876         0.8
                                  ----------------    -------       --------------     -------       -----------------      -------

     Net income (loss)                    $  7,830       3.0 %            $(64,832)      (72.5)  %           $(120,191)      (50.0)%

                                  ================    =======       ==============     =======       =================      =======

Earnings per share                           $0.12                          $(2.23)                             $(1.79)
                                  ================                  ==============                    ================
Adjusted EBITDA /(1)/                     $ 43,947                        $ 17,760                           $  38,922
                                  ================                  ==============                    ================
Adjusted EPS /(2)/                           $0.16                          $(0.03)                              $0.11
                                  ================                  ==============                    ================

(1) Adjusted EBITDA is defined as operating income before incentive plan expense, transition expense, depreciation and amortization of goodwill and other intangibles.
(2) Adjusted EPS is defined as earnings per share plus the per share after tax effect of incentive plan expense, transition expense and extraordinary item.

                             RESULTS OF OPERATIONS

                 THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO
                       THREE MONTHS ENDED MARCH 28, 1998

Net Sales. Net sales for the quarter ended March 31, 1999 were $261.0 million, which was an increase of $171.6 million as compared to net sales in the prior year quarter of $89.4 million. The prior year quarter included the results of the Mrs. Butterworth's(R) and Log Cabin(R) brands, and the Duncan Hines(R) brand from January 16, 1998. The Van de Kamp's, Inc. business was purchased on April 9, 1998 and is included in the pro forma results.

  Pro Forma Net Sales. Net sales for the quarter ended March 31, 1999 increased 8.6% as compared to pro forma net sales of $240.3 million for the prior year quarter (which reflect all the acquisitions noted previously as if they had occurred on January 1, 1998). Sales growth in the quarter was led by unit volume growth of 8.1% in the Company's frozen food division and 7.5% in Duncan Hines(R) baking mix products and higher prices for the Company's Duncan Hines(R) products.

  Unit volumes increased 5.1% to 12.8 million cases from 12.2 million cases in the prior year quarter. Frozen food division unit volumes increased 8.1% versus the prior year quarter, including a 17.5% increase in Celeste(R) frozen pizza, a 9.1% increase in frozen breakfast products, a 7.9% increase in foodservice and a 4.0% increase in frozen seafood volumes. Unit volumes for the dry grocery division increased by 1.4% versus the prior year quarter.
  Unit volumes of the Company's Duncan Hines(R) baking mix products increased 7.5%, while unit volumes of syrup products decreased 9.7% compared to last year. Overall, unit volume growth was driven by strong consumer marketing programs, new television advertising campaigns and new product introductions. In the first quarter, the Company began airing five new television advertising campaigns and successfully launched several new products, both of which contributed to the volume growth. The new product introductions included Aunt Jemima(R) french toast sticks and mini-pancakes, and Van de Kamp's(R) and Mrs. Paul's(R) Crisp & Healthy and Tenders frozen seafood products. The table syrup category experienced a decline in the quarter, particularly in the lite syrup segment, which caused the volume decline in the Company's syrup products.

  The Company's net sales growth included a 3.5% increase related to pricing, which was primarily attributable to the competitive price equalization program initiated on the Duncan Hines(R) brand in March 1998 whereby the Company increased the list price on cake and frosting products to parity with the competition. The price equalization program generated approximately $7.3 million in net sales for the quarter ended March 31, 1999. In addition, product mix shifts in the frozen pizza and frozen seafood product lines have caused dollar sales for those segments to increase at a higher rate than unit sales. The dollar sales increase for the Celeste(R) business was 18.2% due to increased sales of premium Mama Celeste Fresh-Baked Rising Crust frozen pizza products, which sell at a higher list price per case than other Celeste(R) frozen pizza products. Frozen seafood product sales increased 9.0% versus the prior year quarter and exceeded the unit volume change due to a 3% price increase instituted on both the Van de Kamp's(R) and Mrs. Paul's(R) brands during October 1998 and a favorable mix shift to larger sizes and more premium priced products.

Gross Profit.    Gross profit was 60.1% of net sales, which was greater than the gross profit in the 1998 period of 57.8%. The increase was primarily due to higher sales dollars generated from the pricing actions on Duncan Hines(R) and syrup products in March 1998 and July 1998, respectively.

  Pro Forma Gross Profit. Gross profit of 60.1% for the quarter ended March 31, 1999 was 0.3 percentage points lower than the pro forma gross profit of 60.4% for the prior year quarter. The difference was primarily attributable to the strong sales growth generated by the frozen food division, which generally has a lower gross margin than the dry grocery division. In addition, lower volumes of syrup products, which have a high gross margin, partially offset the improvement in gross margins for Duncan Hines(R) baking mix products.

Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses for the quarter ended March 31, 1999 increased $75.6 million as compared to the prior year quarter due to the inclusion of the acquired businesses. As a percentage of net sales, brokerage, distribution and marketing expenses were 41.6%, which was 4.8 percentage points higher than the prior year quarter of 36.8%.

  Pro Forma Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses for the quarter of 41.6% of net sales were $6.2 million higher than such expenses for the pro forma prior year quarter, which were 42.6% of net sales. Brokerage and distribution expenses increased $1.1 million over last year and decreased as a percentage of net sales to 9.4% from 9.8% in the prior year quarter. The decrease as a percent of net sales was mainly the result of lower average brokerage commissions. Marketing expenses increased $5.1 million and were 32.2% of net sales, which was 0.6 percentage points lower than the prior year quarter of 32.8%. A decrease in trade promotions and slotting expenses as a percentage of net sales was partially offset by increased consumer marketing expenses. Consumer marketing programs were executed during the quarter to support frozen seafood sales during the Lenten season and promote baking mix product sales in advance of Easter.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased to $8.8 million from $4.6 million in the 1998 period. The increase of $4.2 million was due to the additional amortization expense generated by the goodwill recorded in connection with the brands acquired by the Company in 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $7.3 million were $5.0 million higher than the prior year quarter expense of $2.3 million. The increase was due to the inclusion of Van de Kamp's, Inc. and the additional infrastructure and staffing required by the dry grocery division to operate the Duncan Hines(R) business, which was newly integrated during 1998. Selling, general and administrative expenses were 2.8% of net sales, which was 0.2 percentage points higher than the 2.6% experienced in the prior year.

Incentive Plan Expense. In the prior year quarter, the Company recorded non-cash incentive plan expense of $60.0 million in accordance with the Aurora Plan contained in the MBW LLC Agreement (See Notes to the Financial Statements Note 4
- Incentive Plan Expense).

Transition Expenses. Transition expenses were $4.3 million as compared to $1.9 million recorded in the prior year quarter and represent one-time costs incurred to integrate the acquired businesses. The increase was due to the acquisition of the Duncan Hines(R) brand.

Operating Income (Loss). Operating income was $28.0 million as compared to an operating loss in the prior year period of $50.1 million. Excluding the effects of the incentive plan expense and transition expenses, the Company would have achieved operating income of $32.3 million in the quarter versus operating income of $11.8 million in the prior year quarter. The significant increase was due to the inclusion of operating income generated by the acquired businesses.

  Pro Forma Operating Income (Loss). On a pro forma basis, the operating loss for the prior year quarter was $99.2 million. Excluding the effects of the incentive plan expense and transition expenses, the Company's operating income in the 1998 quarter would have been $27.4 million. The increase in operating income during the current quarter was 17.9% and was the result of higher sales and lower marketing expenses.

Interest Expense and Amortization of Deferred Financing Expense. The aggregate of net interest expense and amortization of deferred financing expense of $15.0 million in the quarter ended March 31, 1999 was higher than the prior year quarter amount of $13.1 million. The increase was due to the additional debt associated with the acquisition of the Van de Kamp's, Inc. business in 1998.

Income Tax Expense (Benefit). The income tax expense recorded for the quarter was $5.1 million, which was an effective tax rate of 39.5%. An income tax benefit of $0.4 million was recorded in the prior year quarter.

Net Income (Loss). The Company recorded net income of $7.8 million as compared to a net loss for the prior year quarter of $64.8 million. Excluding the effects of transition expense in 1999 and 1998, and excluding the extraordinary loss from early extinguishment of debt and incentive plan expense in 1998, net income improved $11.2 million to $10.4 million in the current quarter versus the prior year period net loss of $0.8 million.

                        LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 1999, net income plus non-cash charges provided $25.0 million of operating cash flow and an increase in net working capital used $22.9 million of cash during the quarter. As compared to December 31, 1998, current assets, excluding cash and current deferred tax assets, increased $24.9 million and current liabilities, excluding current maturities of senior secured debt, increased $0.2 million. The increase in current assets was the result of increased inventory levels of certain Duncan Hines(R) products produced by P&G in advance of relocating certain production equipment to the Company's contract manufacturers' production facilities and a higher receivables balance caused by the timing of the frozen seafood and baking mix sales relative to Easter being at the end of March.

Net cash used in investing activities was $26.4 million for the quarter ended March 31, 1999. During the quarter, the Company spent $6.5 million on capital expenditures. The Company spent $3.5 million primarily for the relocation of manufacturing equipment to the Company's baking product contract manufacturers' production facilities and $3.0 million primarily to expand capacity for its frozen breakfast products. In addition, the Company invested in additional manufacturing capacity of frozen seafood products with the purchase of a production facility and the associated working capital. Capital expenditures were funded from internal cash flow and borrowings on the senior secured revolving debt facility under the New Senior Bank Facilities.

During the quarter, financing activities provided cash of $24.2 million. The Company repaid $5.0 million in principal on its New Senior Bank Facilities and borrowed on the revolving facility to fund capital expenditures, software and packaging design expenditures and its investment in frozen seafood manufacturing capacity.

At March 31, 1999, the Company had $0.3 million of cash and cash equivalents and an unused commitment of $60.0 million on its senior secured revolving debt facility under the Amended New Senior Bank Facilities. The Company's primary sources of liquidity are cash flows from operations and available borrowings under the $175.0 million revolving debt facility. Management believes the available borrowing capacity under the revolving debt facility combined with cash provided by operations will provide the Company with sufficient cash to fund operations as well as to meet existing obligations.

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

Compliance with internal mission-critical systems and applications is nearly complete. Given the relatively recent incorporation of the Company, most systems and applications have been purchased within the last year or two. All purchases made were for systems that were Year 2000 compliant or for those that had documented plans and dates for future compliance. Currently, the Warehouse Management System in the frozen food division, which accesses a compliant information database, is the only remaining mission-critical application not compliant. The Company has elected to upgrade the functionality of its current Warehouse Management System and, therefore, will be replacing the entire system. The new system has been selected and is scheduled to have installation and testing completed by August 1999. Internal non-mission-critical systems and applications are currently being analyzed and are presently expected to be compliant by the middle of 1999.

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

The Company is in the process of developing contingency plans, which should be completed in May, 1999 so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The Company's contingency plans will be structured to address both remediation of systems and their components and overall business operating risk. These plans are intended to mitigate both internal risks as well as potential risks in the supply chain of the Company's suppliers and customers.

Interest Rate Collar Agreements. At March 31, 1999, the Company was party to two interest rate collar agreements. On August 22, 1996 the Company entered into a three year interest rate collar agreement with a notional principal amount of $70.0 million, a cap rate of 6.5% and a floor rate of 5.75%. On November 26, 1997, the Company entered into a three year interest rate collar agreement with a notional principal amount of $50.0 million, a cap rate of 7.5% and a floor rate of 5.50%.

Interest Rate Swap Agreements. The Company is party to two interest rate swap agreements. On March 17, 1998, the Company entered into an interest rate swap agreement with a notional principal amount of $150.0 million and a term of three years. The effective swap rate on March 17, 1998 was 5.81%. On November 30, 1998, the Company amended the existing interest agreement whereby the counterparty received the option to extend the termination date to March 17, 2003. The new effective swap rate through the termination date of the interest rate swap agreement is 5.37%.

On April 13, 1999, the Company entered into a three-year interest rate swap agreement (the "Swap") with a notional principal amount of $200.0 million. The Company entered into the Swap to achieve its objective of hedging approximately 60% of its debt against movements in interest rates. The applicable rate is set quarterly with the first reset date on July 1, 1999. The counterparty to the Company's Swap is a major financial institution.

Under the Swap, the Company would receive payments from the counterparty if the three-month LIBOR plus a spread of 3.25% falls below a cap rate of 8.63%, but not below 7.8%. There would be no payments made to either counterparty if the three-month LIBOR plus a spread of 3.25% exceeds 8.63% and is less than 10.25%. The Company would make payments to the counterparty if the three-month LIBOR plus a spread of 3.25% exceeds 10.25%.

Risks associated with the interest rate swap and collar agreements include those associated with changes in the market value and interest rates. Management considers the potential loss in future earnings and cash flows attributable to the interest rate swap and collar agreements to not be material.

ITEM 3: QUANTITATIVE AND QUALTITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

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

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits

Exhibit
Number    Exhibit
------    -------

2.1 Asset Purchase Agreement, dated as of March 10, 1999, by and among the Company and Sea Coast Foods, Inc., Galando Investments Limited Partnership, Carry-on Limited Partnership, Joseph A. Galando, Barbara
          J. Galando, Stanley J. Carey and Mary K. Carey.

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

10.1 Fourth Amended and Restated Credit Agreement, dated as of March 31, 1999 among Aurora Foods Inc., as borrower, the Lenders listed therein, The Chase Manhattan Bank, as Administrative Agent, National Westminster Bank PLC, as Syndication Agent and UBS AG, Stamford Branch, as Documentation Agent.

27.1 Financial Data Schedule for the period ended March 31, 1999 submitted to the Securities and Exchange Commission in electronic format.

(b) Report on Form 8-K
    None.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AURORA FOODS INC.


Dated:  May 13, 1999          By: /s/  M. Laurie Cummings
                                  -----------------------

                              M. Laurie Cummings
                              Chief Financial Officer
                              (Duly Authorized Officer,
                              Principal Financial Officer and
                              Principal Accounting Officer)